Form 10QSB
period 2002-06-30
FLORIDA SAVINGS BANCORP INC
filed 2002-08-14
CIK 1163889

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission File Number 333-84082

                          FLORIDA SAVINGS BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Florida                                             65-0815375
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                           8181 Southwest 117th Street
                            Pinecrest, Florida 33156
                    (Address of Principal Executive Offices)

                                 (305) 235-1750
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    757,000
               (class)                           Outstanding at July 31, 2002

Transitional Small Business Format (check one): YES [X] NO [ ]

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
     Condensed Consolidated Balance Sheets -
       June 30, 2002 (unaudited) and December 31, 2001..........................................................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 2002 and 2001 (unaudited)............................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 2002 (unaudited)...............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2002 and 2001 (unaudited)......................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

     Review By Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9


   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................10-15

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................16

   Item 2.  Changes in Securities and Use of Proceeds..........................................................16

   Item 3.  Defaults Upon Senior Securities....................................................................16

   Item 4.  Submission of Matters to a Vote of Security Holders................................................16

   Item 5.  Other Information..................................................................................17

   Item 6.  Exhibits and Reports on Form 8-K...................................................................17

SIGNATURES.....................................................................................................18

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      ($ in thousands except share amounts)

                                                                                             JUNE 30,       DECEMBER 31,
    ASSETS                                                                                     2002             2001
                                                                                           (UNAUDITED)
Cash and due from banks...........................................................          $  3,099            1,381
Interest-bearing deposits with banks..............................................             7,433            1,872
                                                                                            --------          -------

              Total cash and cash equivalents.....................................            10,532            3,253

Time deposits .................................................................                  898             1,182
Securities available for sale.....................................................             7,182            3,767
Loans, net of allowance for loan losses of $655 and $599..........................            47,955           51,202
Real estate under development.....................................................             2,167            1,579
Premises and equipment, net.......................................................             1,076              808
Federal Home Loan Bank stock, at cost.............................................               375              295
Accrued interest receivable.......................................................               370              341
Deferred tax asset................................................................               619              700
Other assets  ............................................................                       333               219
                                                                                            --------          -------

              Total assets........................................................          $ 71,507           63,346
                                                                                            ========          =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits...........................................             4,888            2,853
    Savings and NOW deposits......................................................            22,037           15,244
    Money-market deposits.........................................................             3,169            3,447
    Time deposits.................................................................            30,043           31,319
                                                                                            --------          -------

              Total deposits......................................................            60,137           52,863

    Federal Home Loan Bank advance................................................             2,000            2,000
    Other borrowings..............................................................             1,792            1,292
    Advance payments by borrowers for taxes and insurance.........................               352              146
    Official checks...............................................................               478              472
    Other liabilities.............................................................               178              133
                                                                                            --------          -------

              Total liabilities...................................................            64,937           56,906
                                                                                            --------          -------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,500,000 shares
         authorized, none outstanding.............................................                 -                 -
    Common stock, $.01 par value 3,500,000 shares authorized,
         757,000 shares issued and outstanding....................................                 7                7
    Additional paid-in capital....................................................             7,567            7,567
    Accumulated deficit...........................................................            (1,061)          (1,133)
    Accumulated other comprehensive gain (loss)...................................                57               (1)
                                                                                            --------          -------

              Total stockholders' equity..........................................             6,570            6,440
                                                                                            --------          -------
              Total liabilities and stockholders' equity..........................          $ 71,507           63,346
                                                                                            ========          =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except share amounts)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                ------------------------       -----------------
                                                                    2002           2001        2002        2001
Interest income:
    Loans....................................................$        788           878        1,663           1,772
    Securities available for sale............................          89            95          152             193
    Other interest-earning assets............................           9            43           54             125

              Total interest income..........................         886         1,016        1,869           2,090

Interest expense:
    Deposits  ...............................................         385           666          847           1,356
    Federal Home Loan Bank advances..........................          21            30           60              60
    Other....................................................          12             -           12               -

              Total interest expense.........................         418           696          919           1,416

    Net interest income......................................         468           320          950             674

              Provision for loan losses......................          27            90           50             113

Net interest income after provision for loan losses..........         441           230          900             561

Noninterest income:
    Service charges and fees on deposit accounts.............          60            35          102              66
    Prepayment fees collected................................          40            16          109              30
    Other....................................................          57            12           74              25

              Total noninterest income.......................         157            63          285             121

Noninterest expenses:
    Salaries and employee benefits...........................         225           199          440             399
    Occupancy and equipment expense..........................         127            93          239             185
    Advertising..............................................          23            17           43              37
    Data processing..........................................          47            32           82              68
    Other....................................................         149           104          262             200

              Total noninterest expenses.....................         571           445        1,066             889

Earnings (loss) before income taxes.........................           27          (152)         119            (207)

    Income tax expense (benefit).............................          10           (56)          47             (78)

Net earnings (loss)..........................................$         17           (96)          72            (129)

Earnings (loss) per share, basic and diluted.................$        .02          (.13)         .10            (.17)

Weighted-average number of shares, basic and diluted.........     757,000       757,000      757,000         749,667
                                                                  =======       =======      =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2002
                                ($ in thousands)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                        COMPRE-
                                                                         ADDITIONAL                     HENSIVE        TOTAL
                                                       COMMON STOCK       PAID-IN        ACCUMULATED    INCOME     STOCKHOLDERS'
                                                  SHARES        AMOUNT     CAPITAL         DEFICIT      (LOSS)        EQUITY

Balance at December 31, 2001...................    757,000      $ 7           7,567        (1,133)         (1)          6,440
Comprehensive income:
     Net earnings for the six months
         ended June 30, 2002 (unaudited).......    -              -         -                  72          -               72

     Net change in unrealized loss
         on securities available for sale,
         net of taxes of $34 (unaudited).......    -              -          -                -            58              58

     Comprehensive income (unaudited)..........                                                                           130

Balance at June 30, 2002 (unaudited)...........    757,000      $ 7           7,567        (1,061)         57           6,570























See Accompanying Notes to Condensed Consolidated Financial Statements.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                           JUNE 30, 2002    JUNE 30, 2001
Cash flows from operating activities:
    Net earnings (loss)..............................................................   $        72             (129)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization...............................................            62               47
         Provision for loan losses...................................................            50              113
         Income tax provision (benefit).............................................             47              (78)
         Net amortization of fees, premiums and discounts............................            40               (6)
         Increase in accrued interest receivable and other assets...................           (143)             (92)
         Increase in official checks and other liabilities...........................            51              146

                  Net cash provided by operating activities..........................           179                1

Cash flows from investing activities:
    Purchase of securities available for sale........................................        (3,850)          (2,879)
    Proceeds from the calls and maturities of securities available for sale..........             -            2,375
    Proceeds from the sale of securities available for sale..........................           125                -
    Proceeds from repayments of securities available for sale........................           400              238
    Purchase of Federal Home Loan Bank stock.........................................           (80)             (20)
    Net decrease (increase) in loans.................................................         3,159           (4,970)
    Net decrease (increase) in time deposits.........................................           284           (1,157)
    Net increase in real estate and development......................................          (588)          (1,095)
    Purchase of premises and equipment...............................................          (330)             (41)

                  Net cash used in investing activities..............................          (880)          (7,549)

Cash flows from financing activities:
    Net increase in deposits.........................................................         7,274            7,986
    Net increase in other borrowings.................................................           500              991
    Proceeds from issuance of common stock...........................................             -              235
    Net increase in advance payments by borrowers for taxes and insurance............           206              227

                  Net cash provided by financing activities..........................         7,980            9,439

Net increase in cash and cash equivalents............................................         7,279            1,891

Cash and cash equivalents at beginning of period.....................................         3,253            2,616

Cash and cash equivalents at end of period...........................................      $ 10,532            4,507

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest, net of amounts capitalized of $59 and $49, respectively...........      $    949            1,438

         Income taxes................................................................      $      -                -

    Noncash transaction-
         Accumulated other comprehensive income, net change in unrealized
              gain on securities available for sale, net of tax......................      $     58               29


See Accompanying Notes to Condensed Consolidated Financial Statements.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General. Florida Savings Bancorp (the "Holding Company") was incorporated on February 13, 1998. The Holding Company owns 100% of the outstanding common stock of Florida Savings Bank (the "Bank"). The Bank is a federally-chartered savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 26, 1999 and provides a variety of community banking services to businesses and individuals in Miami-Dade County, Florida. During 2000, the Holding Company incorporated two additional subsidiaries, FSB Development Corp. and FSB Insurance Agency, Inc. FSB Development Corp.'s primary business is the acquisition, construction, and sale of residential real estate, and is currently constructing two single-family residences. FSB Insurance Agency, Inc. had minimal activity during the six months ended June 30, 2002. FSB Properties, Inc. was incorporated in June 2001 for the purpose of holding foreclosed assets and had minimal activity during the six months ended June 30, 2002. Collectively the Holding Company and its subsidiaries are referred to as the "Company."

         In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

(2) Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):


                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                       2002           2001         2002           2001

                Balance at beginning of period..................       $ 627           303          599            280
                Provision charged to earnings...................          27            90           50            113
                Recoveries......................................           1             -            6              -
                                                                       -----           ---         ----            ---
                Balance at end of period........................       $ 655           393          655            393
                                                                       =====           ===         ====            ===

         The following summarizes the amount of collateral dependent impaired loans (in thousands):

                                                                                                             AT
                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2002             2001
                Loans identified as impaired:
                    Gross loans with related allowance for losses recorded.........      $ 450              450
                    Less allowance on these loans..................................       (225)            (225)
                                                                                         -----              ---
                Net investment in impaired loans...................................      $ 225              225
                                                                                         =====              ===

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


(2) Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is a follows (in thousands):

                                                          Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                          2002           2001         2002           2001
Average net investment in impaired loans .............    $  225       300       225       150

Interest income recognized on impaired loans.........     $   --         4        --         4

Interest income received on impaired loans...........     $   --         4        --         4


(3) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002, of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                        Ratios of     Regulatory
                                         the Bank     Requirement
Tier I capital to total assets .......     8.06%      4.00%

Total capital to risk-weighted assets     12.79%      8.00%

Tier I capital to risk-weighted assets    11.88%      4.00%

(4) Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Bank's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Florida Savings Bancorp, Inc.
Pinecrest, Florida:


         We have reviewed the accompanying condensed consolidated balance sheets of Florida Savings Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 2002, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
July 17, 2002

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

         The following discussion compares the financial condition of Florida Savings Bancorp, Inc. and its subsidiaries, at June 30, 2002 to its financial condition at December 31, 2001 and the results of its operations for the six-month period ended June 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash during the six months ended June 30, 2002 were from net deposit inflows of approximately $7.3 million and a net repayment of loans of $3.2 million. Cash was used primarily for the purchase of securities available for sale of $3.9 million. At June 30, 2002, the Company had outstanding commitments to fund existing and new loans of $9.9 million and time deposits of $25.4 that mature in one year or less. It is expected that these requirements will be funded from the sources described above. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

         The following table shows selected information for the periods ended or at the dates indicated:

                                                                       Six Months                        Six Months
                                                                          Ended         Year Ended          Ended
                                                                        June 30,       December 31,       June 30,
                                                                          2002             2001             2001
        Average equity as a percentage
           of average assets.......................................         9.72%           10.45%            10.83%

        Equity to total assets at end of period....................         9.19%           10.17%            10.24%

        Return on average assets (1)...............................          .21%           (.25)%            (.43)%

        Return on average equity (1)...............................         2.21%          (2.38)%           (3.96)%

        Noninterest expenses to average assets (1).................         3.18%            2.96%             2.96%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period..........................          2.01%             .98%              .87%

        (1)  Annualized for the six months ended June 30, 2002 and 2001.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                         Three Months Ended June 30,
                                                  ------------------------------------------------------------------------
                                                                2002                                    2001
                                                  ------------------------------------------------------------------------
                                                                 Interest     Average                  Interest    Average
                                                     Average        and       Yield/         Average      and      Yield/
                                                     Balance     Dividends     Rate          Balance   Dividends    Rate
                                                  ------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans ......................................    $ 50,510         788        6.24%       $ 45,675       878        7.69%
   Securities..................................       6,564          89        5.42           5,532        95        6.87
   Other (1)...................................       4,640           9         .78           5,669        43        3.03
                                                   --------       -----                   ---------       ---

     Total interest-earning assets.............      61,714         886        5.74          56,876     1,016        7.15

Noninterest-earning assets.....................       6,596                                  4,881

     Total assets..............................    $ 68,310                               $ 61,757
                                                   ========                               ========
Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts..................................      24,209         110        1.82          14,446       119        3.30
   Time deposits...............................      28,260         275        3.89          34,479       547        6.35
   Other (2)...................................       3,819          33        3.46           2,991        30        4.01
                                                   --------       -----                   ---------       ---
        Total interest-bearing liabilities.....      56,288         418        2.97          51,916       696        5.36
                                                                  -----                                  ----

Demand deposits................................       4,070                                   2,483
Noninterest-bearing liabilities................       1,407                                     836
Stockholders' equity...........................       6,545                                   6,522
                                                   --------                               ---------
     Total liabilities and stockholders' equity    $ 68,310                               $  61,757
                                                   ========                              ==========
Net interest income............................                   $ 468                                $  320
                                                                  =====                                ======
Interest-rate spread (3).......................                                2.77%                                 1.79%
                                                                               ====                                  ====
Net interest margin (4)........................                                3.03%                                 2.25%
                                                                               ====                                  ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities........        1.10                                   1.10
                                                   ========                              =========

(1) Includes federal funds sold, dividends from Federal Home Loan Bank stock, time deposits and interest-bearing deposits with banks.

(2)      Includes Federal Home Loan Bank advances and notes payable.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES


The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                       Six Months Ended June 30,
                                                   -----------------------------------------------------------------------
                                                     2002                                                  2001
                                                   -----------------------------------------------------------------------
                                                                 Interest     Average                  Interest    Average
                                                     Average        and       Yield/         Average      and      Yield/
                                                     Balance     Dividends     Rate          Balance   Dividends    Rate
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans ......................................    $ 51,084       1,663        6.51%      $  44,413     1,772        7.98%
   Securities..................................       5,516         152        5.51           5,585       193        6.91
   Other (1)...................................       4,376          54        2.47           5,356       125        4.67
                                                   --------    --------                   ---------    ------

     Total interest-earning assets.............      60,976       1,869        6.13          55,354     2,090        7.55
                                                               --------                                ------
Noninterest-earning assets.....................       6,001                                  4,768
                                                   --------                               --------
     Total assets..............................    $ 66,977                               $ 60,122
                                                   ========                               ========
Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts..................................      22,703         231        2.03          12,791       234        3.66
   Time deposits...............................      29,355         616        4.20          34,862     1,122        6.44
   Other (2)...................................       3,755          72        3.83           2,992        60        4.01
                                                   --------    --------                   ---------    ------

        Total interest-bearing liabilities.....      55,813         919        3.29          50,645     1,416        5.59
                                                               --------                               -------
Demand deposits................................       3,464                                  2,202
Noninterest-bearing liabilities................       1,187                                    761
Stockholders' equity...........................       6,513                                  6,514
                                                   --------                               --------
     Total liabilities and stockholders' equity    $ 66,977                               $ 60,122
                                                   ========                               ========
Net interest income............................                $    950                               $   674

Interest-rate spread (3).......................                                2.84%                                 1.96%
                                                                               ====                                  ====
Net interest margin (4)........................                                3.12%                                 2.44%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities........        1.09                                   1.09
                                                   ========                               ========

(1) Includes federal funds sold, dividends from Federal Home Loan Bank stock, time deposits and interest-bearing deposits with banks.

(2)      Includes Federal Home Loan Bank advances and notes payable.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001



General. Net earnings for the three months ended June 30, 2002, were $17,000 or $.02 per basic and diluted share compared to net losses of $96,000 or $.13 per basic and diluted share for the period ended June 30, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expense, both due to the overall growth of the Company.

Interest Income. Interest income decreased to $886,000 for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. Interest income on loans decreased to $788,000 due primarily to a decrease in the average yield from 7.69% for the three months ended June 30, 2001 to 6.24%, partially offset by an increase in the average loan portfolio balance for the three months ended June 30, 2002. Interest on securities decreased to $89,000 due primarily to a decrease in the average yield which was partially offset by an increase in the average securities portfolio during the three months ended June 30, 2002.

Interest Expense. Interest expense on deposit accounts decreased to $385,000 for the three months ended June 30, 2002, from $666,000 for the three months ended June 30, 2001. Interest expense decreased primarily because of a decrease in the average rate paid on deposits partially offset by an increase in the average balance of deposits during 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2002, was $27,000 compared to $90,000 for the same period in 2001. The 2001 period had an additional charge of $75,000 relating to nonperforming loans. Management believes the balance in the allowance for loan losses of $655,000 at June 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased by $94,000 from $63,000 for the three months ended June 30, 2001, to $157,000 for the three months ended June 30, 2002, primarily due to an increase in service charges and fees on deposit accounts of $25,000 due to growth in deposit accounts and an increase in prepayment fees collected of $24,000 due to prepayments occurring due to declining interest rates.

Noninterest Expenses. Total noninterest expenses increased to $571,000 for the three months ended June 30, 2002 from $445,000 for the three months ended June 30, 2001, primarily due to an increase in employee compensation and benefits of $26,000, occupancy and equipment expense of $34,000 and other expenses of $45,000, all due to the continued growth of the Company.

Income Taxes. The income tax expense for the three months ended June 30, 2002, was $10,000 (an effective rate of 37.0%) compared to an income tax benefit of $56,000 (an effective rate of 36.8%) for the three months ended June 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

COMPARISON OF OPERATING RESULTS THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND
2001



General. Net earnings for the six months ended June 30, 2002, were $72,000 or $.10 per basic and diluted share compared to net losses of $129,000 or $.17 per basic and diluted share for the period ended June 30, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expense, both due to the overall growth of the Company.

Interest Income. Interest income decreased to $1.9 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001. Interest income on loans decreased to $1.7 million due primarily to a decrease in the average yield from 7.98% for the six months ended June 30, 2001 to 6.51% for the six months ended June 30, 2002, partially offset by an increase in the average loan portfolio balance for the six months ended June 30, 2002. Interest on securities decreased to $152,000 due primarily to a decrease in the average yield during the six months ended June 30, 2002.

Interest Expense. Interest expense on deposits decreased to $847,000 for the six months ended June 30, 2002, from $1.4 million for the six months ended June 30, 2001. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2002, partially offset by an increase in the average balance of deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2002, was $50,000 compared to $113,000 for the same period in 2001. The 2001 period had an additional charge of $75,000 relating to nonperforming loans. The increase in the provision for loan losses in 2002 is primarily due to the increased portfolio balance in 2002. Management believes the balance in the allowance for loan losses of $655,000 at June 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased to $285,000 from $121,000 for the six months ended June 30, 2001, primarily due to an increase in service charges and fees on deposit accounts of $36,000 due to growth in deposit accounts and an increase in prepayment fees collected of $79,000 due to prepayments occurring due to declining interest rates.

Noninterest Expenses. Total noninterest expenses increased to $1.1 million for the six months ended June 30, 2002 from $889,000 for the six months ended June 30, 2001, primarily due to an increase in employee compensation and benefits of $41,000, occupancy and equipment expense of $54,000 and other expenses of $62,000, all due to the continued growth of the Company.

Income Taxes. The income tax expense for the six months ended June 30, 2002, was $47,000 (an effective rate of 39.5%) compared to an income tax benefit of $78,000 (an effective rate of 37.7%) for the six months ended June 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceeding to which the Company is a party or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Savings Bancorp, Inc. was held on April 18, 2002 to consider the election of four directors each for a term of three years and to approve the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2002. At the Annual Meeting, incumbent directors Bernard Janis, Robert L. Bonnet, Kimberly Green and Norman S. Edelcup were reelected. The terms of Directors Victor S. Faulk, David W. Bianchi, Charles E. Cobb, Robert E. Gallaher, Sandra Goldstein, Jack Langer, Y. Judd Shoval and Gary P. Simon continued after the Annual Meeting. Also, Hacker, Johnson & Smith PA was appointed as the Company's independent auditors for the fiscal year 2002.

At the Annual Meeting, 412,000 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   PROPOSAL I.

   The election of four directors, each for a term of three years:

                                                           For           Withheld       Against
                                                           -------       --------       -------
       Bernard Janis                                       412,000        -              -
                                                           =======       ========       =======
       Robert L. Bonnet                                    412,000        -              -
                                                           =======       ========       =======

       Norman S. Edelcup                                   412,000        -              -
                                                           =======       ========       =======

       Kimberly Green                                      412,000        -              -
                                                           =======       ========       =======

   PROPOSAL II.

The appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2002:

                                                            For          Withheld       Against
                                                           -------       --------       -------

                                                           412,000        -              -
                                                           =======       ========       =======

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On August 5, 2002, the Company completed an initial closing of its offering of 4% convertible debentures. At closing, the Company had received subscriptions and payments for 3,145 convertible debentures for gross proceeds of $3.15 million. The Company will continue the offering until 5:00 p.m., Miami, Florida time, September 3, 2002 or until the Company receives subscriptions for the maximum $5.0 million offering amount.

In the offering, the Company is offering up to $5.0 million 4% convertible debentures, due March 31, 2009, to holders of record of its common stock as of April 26, 2002 and to the general public at a purchase price of $1,000 per convertible debenture. The convertible debentures will be convertible into shares of the Company's common stock at a conversion price of $11.00 per share or 90.91 shares of common stock for each convertible debenture. Details of the offering and the convertible debentures are contained in the prospectus which has been mailed to all shareholders and prospective investors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

         2.1      Articles of Incorporation of Florida Savings Bancorp, Inc. *

         2.2      Bylaws of Florida Savings Bancorp, Inc.*

         3.1      Form of Common Stock Certificate *

         3.2      Form of Debenture *

         6.1      Employment Agreement between Florida Savings Bank and Robert
                  L. Bonnet *

         6.2      Employment Agreement between Florida Savings Bancorp and
                  Robert L. Bonnet *

         6.3 Amended and Restated Shopping Center Space Lease by and between Florida Savings Bank and Jack's Suniland Center, Ltd *

         6.4 Amended and Restated Shopping Center Space Lease by and between Florida Savings Bancorp, Inc. and Jack's Suniland
                  Center, Ltd *

         99.1     CEO Certifications required under Section 906 of
                  Sarbanes-Oxley Act of 2002 (filed herewith)

         99.2     CFO Certifications required under Section 906 of
                  Sarbanes-Oxley Act of 2002 (filed herewith)

----------------------------------

* Incorporated herein by reference from the exhibits to Form SB-1 registration statement as amended, Registration No. 333-84082.

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended June 30, 2002.

                 FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FLORIDA SAVINGS BANCORP, INC.
                               (Registrant)





Date:  August 13, 2002      By:  /s/ Bernard Janis
                                -----------------------------------------
                                   Bernard Janis, Chief Executive Officer




Date:  August 13, 2002      By:  /s/ David P. Stark
                                -----------------------------------------
                                   David P. Stark, Senior Vice President and
                                        Chief Financial Officer