Form 10QSB
period 2002-09-30
FLORIDA SAVINGS BANCORP INC
filed 2002-11-07
CIK 1163889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

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

                    (305) 235-1750
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES [X]     NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	757,000 shares

(class)	Outstanding at October 22, 2002

Transitional Small Business Format (check one): YES ☒    NO ☐

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001	2
Condensed Consolidated Statements of Operations - Three and Nine Months ended September 30, 2002 and 2001 (unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity - Nine Months ended September 30, 2002 and 2001 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Nine Months ended September 30, 2002 and 2001 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-7
Review By Independent Certified Public Accountants	8
Report on Review by Independent Certified Public Accountants	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Use of Proceeds and Changes in Securities	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission and Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
CERTIFICATIONS	19-20

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands except share amounts)

	September 30,	December 31,

Assets	2002	2001

	(unaudited)
Cash and due from banks	$2,884	1,381
Interest-bearing deposits with banks	3,444	1,872

Total cash and cash equivalents	6,328	3,253
Time deposits	903	1,182
Securities available for sale	20,508	3,767
Loans, net of allowance for loan losses of $705 and $599	48,706	51,202
Loans held for sale	908	—
Real estate under development	2,449	1,579
Premises and equipment, net	1,156	808
Federal Home Loan Bank stock, at cost	375	295
Accrued interest receivable	402	341
Deferred tax asset	620	700
Other assets	436	219

Total assets	$82,791	63,346

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	5,013	2,853
Savings and NOW deposits	23,503	15,244
Money-market deposits	3,530	3,447
Time deposits	35,979	31,319

Total deposits	68,025	52,863
Federal Home Loan Bank advance	2,000	2,000
4% convertible debentures, due March 31, 2009	3,167	—
Other borrowings	1,364	1,292
Advance payments by borrowers for taxes and insurance	461	146
Official checks	1,047	472
Other liabilities	159	133

Total liabilities	76,223	56,906

Stockholders’ equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value 3,500,000 shares authorized, 757,000 shares issued and outstanding	7	7
Additional paid-in capital	7,567	7,567
Accumulated deficit	(1,058)	(1,133)
Accumulated other comprehensive gain (loss)	52	(1)

Total stockholders’ equity	6,568	6,440

Total liabilities and stockholders’ equity	$82,791	63,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans	$825	946	2,530	2,718
Securities available for sale	129	92	281	274
Other interest-earning assets	41	29	95	165

Total interest income	995	1,067	2,906	3,157

Interest expense:
Deposits	427	599	1,274	1,955
Federal Home Loan Bank advances	30	41	90	101
Other	23	—	35	—

Total interest expense	480	640	1,399	2,056

Net interest income	515	427	1,507	1,101
Provision for loan losses	30	183	80	296

Net interest income after provision for loan losses	485	244	1,427	805

Noninterest income:
Service charges and fees on deposit accounts	69	37	171	103
Gain on sale of loans	22	—	22	—
Prepayment fees collected	9	20	118	50
Other	24	15	56	40

Total noninterest income	124	72	367	193

Noninterest expenses:
Salaries and employee benefits	210	218	650	617
Occupancy and equipment	155	96	394	281
Advertising	25	14	68	51
Data processing	46	33	128	101
Other	168	100	430	300

Total noninterest expenses	604	461	1,670	1,350

Earnings (loss) before income taxes	5	(145)	124	(352)
Income taxes (benefit)	2	(53)	49	(131)

Net earnings (loss)	$3	(92)	75	(221)

Earnings (loss) per share, basic and diluted	$.01	(.12)	.10	(.29)

Weighted-average number of shares, basic and diluted	757,000	757,000	757,000	749,667

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2001 and 2002
( In thousands, except share amounts)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive	Total
			Paid-In	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2000	735,000	$7	7,332	(979)	(3)	6,357

Comprehensive income:
Net loss for the nine months ended September 30, 2002 (unaudited)	—	—	—	(221)	—	(221)
Net change in unrealized loss on securities available for sale, net of taxes of $22 (unaudited)	—	—	—	—	36	36

Comprehensive income (unaudited)						(185)
Issuance of common stock	22,000	—	235	—	—	235

Balance at September 30, 2001 (unaudited)	757,000	$7	7,567	(1,200)	33	6,407

Balance at December 31, 2001	757,000	$7	7,567	(1,133)	(1)	6,440

Comprehensive income:
Net earnings for the nine months ended September 30, 2002 (unaudited)	—	—	—	75	—	75
Net change in unrealized loss on securities available for sale, net of taxes of $31 (unaudited)	—	—	—	—	53	53

Comprehensive income (unaudited)						128

Balance at September 30, 2002 (unaudited)	757,000	$7	7,567	(1,058)	52	6,568

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$75	(221)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	104	75
Provision for loan losses	80	296
Deferred income tax provision (benefit)	49	(131)
Net amortization of fees, premiums and discounts	44	91
Proceeds from sale of loans held for sale	3,655	—
Originations of loans held for sale	(4,541)	—
Gain on sale of loans	(22)	—
Increase in accrued interest receivable and other assets	(278)	(1,298)
Increase in official checks and other liabilities	601	1,390

Net cash provided by operating activities	233	202

Cash flows from investing activities:
Purchase of securities available for sale	(17,483)	(2,879)
Proceeds from the calls and maturities of securities available for sale	—	2,375
Proceeds from the sale of securities available for sale	125	880
Proceeds from repayments of securities available for sale	689	466
Purchase of Federal Home Loan Bank stock	(80)	(20)
Net decrease (increase) in loans	2,384	(8,798)
Net decrease (increase) in time deposits	279	(1,072)
Net increase in real estate under development	(870)	—
Purchase of premises and equipment	(452)	(46)

Net cash used in investing activities	(15,408)	(9,094)

Cash flows from financing activities:
Net increase in deposits	15,162	7,381
Proceeds from sale of subordinated debentures	3,167	—
Net increase in other borrowings	72	992
Proceeds from issuance of common stock	—	235
Net increase in advance payments by borrowers for taxes and insurance	315	440

Net cash provided by financing activities	18,716	9,048

Net increase in cash and cash equivalents	3,075	156
Cash and cash equivalents at beginning of period	3,253	2,616

Cash and cash equivalents at end of period	$6,328	2,772

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized of $95 and $89, respectively	$1,381	2,061

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$53	36

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. Florida Savings Bancorp (the “Holding Company”) owns 100% of the outstanding common stock of Florida Savings Bank (the “Bank”). The Bank is a federally-chartered savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in Miami-Dade County, Florida. The Holding Company incorporated three additional subsidiaries, FSB Development Corp., FSB Properties, Inc. and FSB Insurance Agency, Inc. FSB Development Corp.’s primary business is the acquisition, construction, and sale of residential real estate, and is currently constructing two single-family residences. FSB Insurance Agency, Inc. had minimal activity during the nine months ended September 30, 2002. FSB Properties, Inc. was incorporated for the purpose of holding foreclosed assets and had minimal activity during the nine months ended September 30, 2002. Collectively the Holding Company and its subsidiaries are referred to as the “Company.”

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

(2)	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance at beginning of period	$655	393	599	280
Provision charged to earnings	30	183	80	296
Recoveries	20	—	26	—

Balance at end of period	$705	576	705	576

The following summarizes the amount of collateral dependent impaired loans (in thousands):

	At

	September 30,	December 31,

	2002	2001

Loans identified as impaired:
Gross loans with related allowance for losses recorded	$450	450
Less allowance on these loans	(225)	(225)

Net investment in impaired loans	$225	225

(continued)

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is a follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Average net investment in impaired loans	$225	250	225	448

Interest income recognized on impaired loans	$—	—	—	4

Interest income received on impaired loans	$—	—	—	4

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002, of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of	Regulatory
	the Bank	Requirement

Tier I capital to total assets	8.98%	4.00%
Total capital to risk-weighted assets	15.33%	8.00%
Tier I capital to risk-weighted assets	14.37%	4.00%

(4)
Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Bank’s independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Florida Savings Bancorp, Inc.
Pinecrest, Florida:

     We have reviewed the accompanying condensed consolidated balance sheets of Florida Savings Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2002, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
October 18, 2002

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of Florida Savings Bancorp, Inc. and its subsidiaries, at September 30, 2002 to its financial condition at December 31, 2001 and the results of its operations for the three- and nine-month periods ended September 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2002 were from proceeds on loans sold of $3.7 million, net deposit inflows of approximately $15.2 million, the sale of approximately $3.2 million in 4% convertible debentures, due March 31, 2009, and a net repayment of loans of $2.4 million. Interest on the convertible debentures will be paid semi-annually in arrears beginning on August 5, 2003. Cash was used primarily for the purchase of securities available for sale of $17.5 million and originations of loans held for sale of $4.5 million. At September 30, 2002, the Company had outstanding commitments to fund existing and new loans of $10.0 million and time deposits of $29.7 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2002	2001	2001

Average equity as a percentage of average assets	9.31%	10.45%	10.68%
Equity to total assets at end of period	7.93%	10.17%	9.77%
Return on average assets (1)	.14%	(.25)%	(.48)%
Return on average equity (1)	1.53%	(2.38)%	(4.53)%
Noninterest expenses to average assets (1)	3.17%	2.96%	2.96%
Nonperforming loans and foreclosed real estate to total assets at end of period	1.88%	.98%	NIL%

(1)	Annualized for the nine months ended September 30, 2002 and 2001.

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

	Three Months Ended September 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$48,752	825	6.77%	$49,503	946	7.64%
Securities	10,762	129	4.79	6,014	92	6.12
Other (1)	8,647	41	1.90	2,369	29	4.90

Total interest-earning assets	68,161	995	5.84	57,886	1,067	7.37

Noninterest-earning assets	8,171			5,336

Total assets	$76,332			$63,222

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	24,722	137	2.22	16,811	125	2.97
Time deposits	32,955	290	3.52	31,819	474	5.96
Other (2)	5,668	53	3.74	4,099	41	4.00

Total interest-bearing liabilities	63,345	480	3.03	52,729	640	4.86

Demand deposits	4,996			2,485
Noninterest-bearing liabilities	1,407			1,502
Stockholders’ equity	6,584			6,506

Total liabilities and stockholders’ equity	$76,332			$63,222

Net interest income		$515			$427

Interest-rate spread (3)			2.81%			2.51%

Net interest margin (4)			3.02%			2.95%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.10

(1)	Includes dividends from Federal Home Loan Bank stock, time deposits and interest-bearing deposits with banks.

(2)	Includes Federal Home Loan Bank advances, convertible debentures and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$50,304	2,530	6.71%	$45,654	2,718	7.94%
Securities	7,474	281	5.01	5,817	274	6.28
Other (1)	5,628	95	2.25	4,385	165	5.02

Total interest-earning assets	63,406	2,906	6.11	55,856	3,157	7.54

Noninterest-earning assets	6,771			5,043

Total assets	$70,177			$60,899

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	23,508	397	2.25	14,051	359	3.41
Time deposits	30,495	877	3.83	33,847	1,596	6.29
Other (2)	4,393	125	3.79	3,338	101	4.03

Total interest-bearing liabilities	58,396	1,399	3.19	51,236	2,056	5.35

Demand deposits	3,919			2,271
Noninterest-bearing liabilities	1,326			888
Stockholders’ equity	6,536			6,504

Total liabilities and stockholders’ equity	$70,177			$60,899

Net interest income		$1,507			$1,101

Interest-rate spread (3)			2.92%			2.19%

Net interest margin (4)			3.17%			2.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.09

(1)	Includes dividends from Federal Home Loan Bank stock, time deposits and interest-bearing deposits with banks.

(2)	Includes Federal Home Loan Bank advances, convertible debentures and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2002 and 2001

General. Net earnings for the three months ended September 30, 2002, were $3,000 or $.01 per basic and diluted share compared to net losses of $92,000 or $.12 per basic and diluted share for the period ended September 30, 2001. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses which was partially offset by an increase in noninterest expense, due to the overall growth of the Company.

Interest Income. Interest income decreased to $1.0 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001. Interest income on loans decreased to $825,000 due primarily to a decrease in the average yield from 7.64% for the three months ended September 30, 2001 to 6.77% for the three months ended September 30, 2002, and a decrease in the average loan portfolio balance for the three months ended September 30, 2002. Interest on securities increased to $129,000 due primarily to an increase in the average securities portfolio which was partially offset by a decrease in the average yield earned during the three months ended September 30, 2002.

Interest Expense. Interest expense on deposit accounts decreased to $427,000 for the three months ended September 30, 2002, from $599,000 for the three months ended September 30, 2001. Interest expense decreased primarily because of a decrease in the average rate paid on deposits partially offset by an increase in the average balance of deposits during 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended September 30, 2002, was $30,000 compared to $183,000 for the same period in 2001. The 2001 period included an additional charge of $161,000 relating to a nonperforming loan. Management believes the balance in the allowance for loan losses of $705,000 at September 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased by $52,000 from $72,000 for the three months ended September 30, 2001, to $124,000 for the three months ended September 30, 2002, primarily due to an increase in service charges and fees on deposit accounts of $32,000 due to growth in deposit accounts and gain on sale of loans of $22,000 partially offset by a decrease in prepayment fees collected of $11,000 due to fewer prepayments occurring.

Noninterest Expenses. Total noninterest expenses increased to $604,000 for the three months ended September 30, 2002 from $461,000 for the three months ended September 30, 2001, primarily due to an increase in occupancy and equipment expense of $59,000 and other expenses of $68,000, all due to the continued growth of the Company including the opening of a second banking office in 2002.

Income Taxes. The income tax expense for the three months ended September 30, 2002, was $2,000 (an effective rate of 40.0%) compared to an income tax benefit of $53,000 (an effective rate of 36.6%) for the three months ended September 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2002 and 2001

General. Net earnings for the nine months ended September 30, 2002, were $75,000 or $.10 per basic and diluted share compared to net losses of $221,000 or $.29 per basic and diluted share for the nine month period ended September 30, 2001. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses which was partially offset by an increase in noninterest expense, due to the overall growth of the Company.

Interest Income. Interest income decreased to $2.9 million for the nine months ended September 30, 2002 from $3.2 million for the nine months ended September 30, 2001. Interest income on loans decreased to $2.5 million due primarily to a decrease in the average yield from 7.94% for the nine months ended September 30, 2001 to 6.71% for the nine months ended September 30, 2002, partially offset by an increase in the average loan portfolio balance for the nine months ended September 30, 2002. Interest on securities increased to $281,000 due primarily to an increase in the average securities portfolio which was partially offset by a decrease in the average yield during the nine months ended September 30, 2002.

Interest Expense. Interest expense on deposits decreased to $1.3 million for the nine months ended September 30, 2002, from $2.0 million for the nine months ended September 30, 2001. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2002, partially offset by an increase in the average balance of deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2002, was $80,000 compared to $296,000 for the same period in 2001. The 2001 period included an additional charge of $236,000 relating to a nonperforming loan. Management believes the balance in the allowance for loan losses of $705,000 at September 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased to $367,000 from $193,000 for the nine months ended September 30, 2001, primarily due to an increase in service charges and fees on deposit accounts of $68,000 due to growth in deposit accounts, gain on sale of loans of $22,000 and an increase in prepayment fees collected of $68,000 due to prepayments occurring due to declining interest rates.

Noninterest Expenses. Total noninterest expenses increased to $1.7 million for the nine months ended September 30, 2002 from $1.4 million for the nine months ended September 30, 2001, primarily due to an increase in employee compensation and benefits of $33,000, occupancy and equipment expense of $113,000 and other expenses of $130,000, all due to the continued growth of the Company including the opening of a second bank office in 2002.

Income Taxes. The income tax expense for the nine months ended September 30, 2002, was $49,000 (an effective rate of 39.5%) compared to an income tax benefit of $131,000 (an effective rate of 37.2%) for the nine months ended September 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

Item 3.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceeding to which the Company is a party or to which any of their property is subject.

Item 2.   Use of Proceeds and Changes in Securities

Use of Proceeds. On August 5, 2002 and September 24, 2002, the Company issued $3.17 million in the aggregate of convertible debentures due March 31, 2009 (principal amount of $1,000 per debenture). The convertible debentures are convertible into the Company’s common stock. The convertible debentures were issued pursuant a registration statement (Registration No. 333-84082) initially filed with the Securities and Exchange Commission on March 8, 2002 and declared effective on May 2, 2002, registering 5,000 convertible debentures ($5,000,000 aggregate offering amount). The offering commenced on May 6, 2002 and terminated on September 3, 2002. Kendrick Pierce Securities, Inc. served as sales agent for the offering.

At September 30, 2002, the aggregate offering proceeds of the convertible debentures were $3.17 million, aggregate offering expenses were $259,000 and net offering proceeds were $2.91 million. At September 30, 2002, the Company had repaid the outstanding balance on a line of credit of $650,000 and retained approximately $360,000 of the proceeds for general corporate purposes, investing the retained funds in short-term investments. At September 30, 2002, $1.5 million of the proceeds were invested in the Bank to increase its capital position. These funds were invested in investment securities. And, $405,000 of the proceeds were invested in FSB Development which was primarily used to repay the outstanding balance of notes payable of $250,000. None of the expenses or the proceeds of the offering were paid to directors, officers, general partners of the issuer or their associates, to persons owning 10% or more of the Company’s common stock or to affiliates of the Company.

Changes in Securities. Pursuant to the convertible debentures, if an event of default has occurred, a holder may elect to accelerate the principal amount of each debenture, together with accrued but unpaid interest, so that the debentures will become immediately due and payable. An event of default is generally defined to include any default on the payment of the principal of or interest on any debenture, bankruptcy, default on indebtedness of more than $1.0 million and failure to comply with a convertible debenture holder’s conversion request. If an event of default has occurred or is continuing, the Company will be prohibited from declaring or paying any dividends on its common stock.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission and Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

2.1	Articles of Incorporation of Florida Savings Bancorp, Inc. *
2.2	Bylaws of Florida Savings Bancorp, Inc.*
3.1	Form of Common Stock Certificate *
3.2	Form of Debenture *
6.1	Employment Agreement between Florida Savings Bank and Robert L. Bonnet *
6.2	Employment Agreement between Florida Savings Bancorp and Robert L. Bonnet *
6.3	Amended and Restated Shopping Center Space Lease by and between Florida Savings Bank and Jack’s Suniland Center, Ltd *
6.4	Amended and Restated Shopping Center Space Lease by and between Florida Savings Bancorp, Inc. and Jack’s Suniland Center, Ltd *
99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated November 7, 2002
99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated November 7, 2002

*   Incorporated herein by reference from the exhibits to Form SB-1 registration statement as amended, Registration No. 333-84082.

(b)	Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended September 30, 2002.

FLORIDA SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA SAVINGS BANCORP, INC. (Registrant)

Date:	November 7, 2002	By:	/s/ Bernard Janis

Bernard Janis, Chief Executive Officer

Date:	November 7, 2002	By:	/s/ David P. Stark

David P. Stark, Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Bernard Janis, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Florida Savings Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	By:	/s/ Bernard Janis
Bernard Janis, Chief Executive Officer

I, David P. Stark, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Florida Savings Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	By:	/s/ David P. Stark
David P. Stark, Senior Vice President and Chief Financial Officer