Form 10KSB
period 2002-12-31
FLORIDA SAVINGS BANCORP INC
filed 2003-03-31
CIK 1163889

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:

FLORIDA SAVINGS BANCORP, INC.

(Name of small business issuer in its charter)

Florida	65-0815375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8181 Southwest 117th Street, Pinecrest, Florida	33156
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (305) 235-1750

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s gross revenues for the fiscal year ended December 31, 2002 were $4.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3.57 million based upon a $10 per share price. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant’s common stock as of March 17, 2003 was 757,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes  ☒  No  ☐

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Florida Savings Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Florida Savings Bancorp, Inc. operates, as well as nationwide, Florida Savings Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Florida Savings Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

Item 6. DESCRIPTION OF BUSINESS

General

Florida Savings Bancorp, Inc. (“Florida Savings Bancorp” or the “Company”) is the savings and loan holding company for Florida Savings Bank (“Florida Savings” or the “Bank”) and directs, plans and coordinates Florida Savings’ business activities. In addition, Florida Savings Bancorp transacts business through its other wholly owned subsidiaries, FSB Development Corp., FSB Insurance, Inc., and FSB Properties Corp.

Florida Savings Bancorp is a community-oriented financial services company dedicated to serving the financial needs of the consumers and businesses in and around the Village of Pinecrest (“Pinecrest”) and Miami-Dade County, Florida. Florida Savings Bancorp was initially capitalized in 1999 in a successful private offering that raised approximately $7.4 million. In 2002, the Company issued $3.17 million in the aggregate of 4% convertible debentures due March 31, 2009.

Florida Savings Bancorp’s primary focus is on its centerpiece of operations, Florida Savings. At the same time, a part of the future strategy for Florida Savings Bancorp is to potentially create a diversified financial services company based upon permissible activities for grandfathered unitary thrift holding companies, such as Florida Savings Bancorp.

FSB Development Corp. acquires property for the purpose of constructing and selling one-to-four family homes in the Pinecrest, Florida area. Since its inception, FSB Development has acquired three properties, one of which was sold prior to development. FSB Development has completed the construction of two luxury estate homes located within the Village of Pinecrest and these homes are currently listed for sale. In addition, Florida Savings Bancorp provides life insurance products and property & casualty insurance through its insurance subsidiary, FSB Insurance Agency. FSB Properties Corp. is currently inactive. Florida Savings Bancorp continues to explore opportunities to expand other permissible activities through its operating subsidiaries.

BUSINESS OF FLORIDA SAVINGS

General

The centerpiece of Florida Savings Bancorp’s operations is Florida Savings. Florida Savings opened for business on April 26, 1999. Florida Savings’ principal business is attracting deposits from the general public and primarily originating loans secured by one- to four- family residential real estate properties located in its market area as well as consumer, commercial real estate and business loans, and to purchase investments. Florida Savings is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Bank deposits are federally-insured to the maximum allowable amount by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Florida Savings is a member of the Federal Home Loan Bank System.

Florida Savings is a community-oriented financial services institution dedicated to serving the financial needs of the consumers and businesses in and around the Village of Pinecrest, Miami and Miami-Dade County, Florida. While currently operating from two offices in the Village of Pinecrest and Miami, Florida Savings received approval from the Office of Thrift Supervision on July 16, 2002, to open a branch office in the City of Sunny Isles Beach, Florida. The Sunny Isles Beach branch opened in February 2003. In addition, Florida Savings plans to apply for other branch locations as opportunities arise to support future growth. There are no assurances that additional branches will be established or that the Office of Thrift Supervision will approve additional branch locations.

Market Area

Florida Savings Bancorp’s operations are based in Pinecrest, Florida (Miami-Dade County), with a branch office located in Miami, Florida (Miami-Dade County). Miami-Dade County is the largest county in Florida and the 8th largest county in the United States. Pinecrest, a newly incorporated community established in 1996, is home to more than 19,000 residents and over 700 businesses and is positioned approximately 20 minutes southwest of downtown Miami. Pinecrest is in a well-established, mature residential and commercial area fully supported with commercial centers and major thoroughfares.

The Miami area is the second largest metropolitan statistical area in the State of Florida with approximately 2.3 million residents as of 2000, a 16.3% increase over the 1990 level. The total percentage of households earning more than $50,000 was 35.04% of the total households in 2000 and is projected to grow to 37.30% of the total households in 2005. The Miami-Dade market holds approximately $42 billion of Florida’s $227 billion in deposits, or 18.5%.

The major industries in Miami-Dade County include service, tourism, technology, film and entertainment, and international trade. South Florida’s economy has also benefitted from the increasing presence of high technology companies that specialize in manufacturing, electronics, computers, and defense industries. The international trade sector of Miami-Dade is supported by dozens of international trade offices, bi-national chambers of commerce and foreign consulates.

Competition

Florida Savings faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has come from the several commercial and savings banks operating in Florida Savings’ primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, Florida Savings currently faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Florida Savings also faces significant competition for investors’ funds from their direct purchase of short-term money market securities and other corporate and government securities. While Florida Savings’ faces competition for loans from the significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, competition may increase as a result of the lifting of restrictions on the interstate operations of financial institutions and due to the increasing trend for nondepository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit Florida Savings’ growth in the future.

Lending Activities

General. The types of loans that Florida Savings may originate are governed by federal laws and regulations. Interest rates Florida Savings charges on loans are affected principally by its current asset/liability strategy, the demand for the type of loans being originated, the supply of money available for lending purposes and the rates offered by competitors. All of these factors are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Analysis. The following table presents the composition of Florida Savings’ loan portfolio at the dates indicated. Florida Savings had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

	At December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential real estate	$24,412	47.63%	$29,172	56.65%	$27,412	65.32%
Commercial real estate	7,649	14.93	8,090	15.71	5,697	13.58
Construction	1,974	3.85	1,897	3.69	664	1.58

Total real estate loans	34,035	66.41	39,159	76.05	33,773	80.48
Consumer and other loans:
Home equity loans	10,979	21.42	6,836	13.28	3,990	9.51
Other	2,431	4.75	2,899	5.63	1,251	2.98

Total consumer loans	13,410	26.17	9,735	18.91	5,241	12.49
Commercial business loans	3,805	7.42	2,598	5.04	2,950	7.03

Total loans	51,250	100.00%	51,492	100.00%	41,964	100.00%
Less:
Deferred loan origination fees and discounts	(279)		(309)		(300)
Allowance for loan losses	510		599		280

Total loans, net	$51,019		$51,202		$41,984

The following table presents certain information at December 31, 2002 regarding the dollar amount of loans maturing in Florida Savings’ portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments.

	At December 31, 2002
	Residential Real Estate	Commercial Real Estate	Construction	Consumer and Other	Commercial Business	Total Loans
	(In thousands)
Amounts due in:
One year or less	$—	$225	$1,468	$2,435	$3,219	$7,347
More than one year to three years	162	1,470	—	408	260	2,300
More than three years to five years	1,909	1,243	—	528	264	3,944
More than five years to 10 years	772	3,213	469	140	62	4,656
More than 10 years to 15 years	2,029	1,392	37	9,704	—	13,162
More than 15 years	19,540	106	—	195	—	19,841

Total amount due	$24,412	$7,649	$1,974	$13,410	$3,805	$51,250

Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth at December 31, 2002 the dollar amount of all loans contractually due after December 31, 2003, which have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential real estate	$7,565	$16,847	$24,412
Commercial real estate	2,685	4,739	7,424
Construction	—	506	506

Total real estate loans	10,250	22,092	32,342
Consumer and other loans:
Home equity loans	9,745	99	9,844
Other	724	407	1,131

Total consumer loans	10,469	506	10,975
Commercial business loans	163	423	586

Total loans	$20,882	$23,021	$43,903

One- to Four-Family Real Estate Loans. Florida Savings’ primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Florida Savings offers several fixed- and adjustable-rate mortgage loan products. Of the one- to four-family loans outstanding on December 31, 2002, approximately 31% were fixed-rate mortgage loans and approximately 69% were adjustable-rate loans. Florida Savings generally holds all one- to four-family loans in its portfolio for long-term investment; however, such loans may be sold from time to time. The determination of whether to sell loans is determined periodically by management in response to changes in prevailing market interest rates and liquidity needs.

Florida Savings currently offers adjustable-rate mortgage loans which adjust every one, three or five years with terms of up to 30 years. The maximum amount by which the interest rate may be increased or decreased in a given period on adjustable-rate mortgage loans is generally 2% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Florida Savings qualifies the borrower based on the borrower’s ability to repay the adjustable-rate mortgage loan based on the maximum interest rate at the first adjustment. Florida Savings does not originate negative amortization loans. The terms and conditions of the adjustable-rate mortgage loans offered by Florida Savings, including the index for interest rates, may vary from time to time. Florida Savings believes that the annual adjustment feature of its adjustable-rate mortgage loans also provides flexibility to meet competitive conditions as to initial rate concessions while limiting the duration of the initial rate concession.

Adjustable-rate mortgage loans help reduce Florida Savings’ exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans allow Florida Savings to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations Florida Savings can give no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in Florida Savings’ cost of funds during periods of rising interest rates. Florida Savings believes these risks, which have not had a material adverse effect on Florida Savings to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

Florida Savings also originates fixed-rate fully amortizing one- to four-family loans with maturities of 30 years. The loan fees charged, interest rates and other provisions of Florida Savings’ mortgage loans are determined by Florida Savings on the basis of its own pricing criteria and market conditions. Florida Savings offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans in excess of $322,700.

Florida Savings’ residential mortgage loans typically do not exceed 80% of the appraised value of the property. Florida Savings’ lending policies permit Florida Savings to lend up to 95% of the appraised value of the property; however, Florida Savings generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

Florida Savings also requires fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by Florida Savings. An independent state-certified appraiser generally appraises all properties.

Commercial Real Estate Loans. Florida Savings originates mortgage loans for the acquisition and refinancing of commercial real estate properties. Commercial real estate loans are partially amortizing loans that are generally originated with variable rates, typically with terms of 5 to 15 years. Fixed rate loans typically have terms of 5 to 10 years. The interest on variable-rate loans adjusts at either one, three or five year intervals. Florida Savings’ commercial real estate loans are generally secured by office, retail and owner occupied properties most of which are located in Florida Savings’ primary market area.

Commercial real estate lending affords Florida Savings an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Florida Savings seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. Florida Savings also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

Residential Construction Loans. Florida Savings originates construction loans to individuals for the construction of one- to four-family residences. Florida Savings’ residential construction loans generally provide for the payment of interest only during the construction phase, which is usually between 12 and 18 months. At the end of the construction phase, the loan is matured or converts to a permanent mortgage loan. Permanent loans can be made with a maximum loan to value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Florida Savings will also originate residential construction loans to builders with which Florida Savings has an established relationship. Construction/permanent loans to individuals are generally made on the same terms as Florida Savings’ one- to four-family mortgage loans. At December 31, 2002, the largest outstanding residential construction loan was for $1.2 million of which $811,000 was outstanding. The loan was participated with another financial institution and was performing according to its terms at December 31, 2002.

Before making a commitment to fund a construction loan, Florida Savings requires an appraisal of the property by an independent licensed appraiser. Florida Savings also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after each stage of work is completed. The final 10% of the loan is held until the house is completed.

Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property. If the estimate of construction cost proves to be inaccurate, Florida Savings may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, Florida Savings may be confronted with a property whose value is insufficient to assure full repayment.

Consumer Loans. Florida Savings’ consumer loans consist primarily of home equity lines of credit and fully amortized home equity loans, all of which are secured by owner-occupied one- to four-family residences, as well as automobile loans. The underwriting standards employed by Florida Savings for home equity loans and lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

Florida Savings also offers various other consumer loans, including personal signature loans, loans secured by various personal property and loans generally secured by a passbook account, a certificate of deposit or marketable securities.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Loans. Florida Savings originates commercial business loans primarily in its primary market area to a variety of professionals, sole proprietorships and small businesses. Florida Savings offers a variety of commercial lending products, including term loans for fixed assets and working capital and revolving lines of credit. Commercial business loans are generally offered with adjustable interest rates and with terms of up to five years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal.

In making commercial business loans, Florida Savings considers the financial statements of the borrower, Florida Savings’ lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are generally supported by personal guarantees. Florida Savings also makes unsecured commercial loans. Unsecured commercial loans are generally offered with floating interest rates and terms of up to two years and are generally limited to $750,000. Approximately 4.0% of Florida Savings loan portfolio is comprised of unsecured commercial loans.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loans to One Borrower. The maximum amount that Florida Savings may lend to one borrower is limited by regulation. At December 31, 2002, Florida Savings’ regulatory limit on loans to one borrower was $1,160,000. At that date, Florida Savings’ largest credit exposure to one borrower, including the borrower’s related interests, totaled $750,000 and consisted of a loan secured by a mortgage on commercial real estate. This loan had an outstanding balance of $691,908 at December 31, 2002. This loan was performing according to its original terms at December 31, 2002.

Loan Approval Procedures and Authority. The board of directors establishes the lending policies and loan approval authorities of Florida Savings. Loan underwriting includes credit evaluation under Florida Savings’ underwriting standards and loan origination procedures prescribed by the board of directors and management. One- to four-family residential first mortgage loans are generally underwritten according to Freddie Mac/Fannie Mae guidelines. Loan applications are obtained from borrowers to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. If necessary, additional financial information may be required. The loan policy for real estate loans generally require that an independent, outside appraiser approved by the board of directors appraise collateral. Additionally, for proposed mortgage loans, title insurance and hazard and flood insurance must be obtained prior to closing. Borrowers generally are required to make payments to a mortgage escrow account for the payment of real estate taxes.

Loans are approved at various management levels up to and including the board of directors, depending on the loan classification and the amount of the loan. Loan approvals are made in accordance with a schedule of delegated authority approved by the board of directors. Approved loans are reported to the board of directors.

Loan Originations, Purchases and Sales. Florida Savings originates both adjustable-rate and fixed-rate one- to four-family mortgage loans, home equity loans, commercial real estate loans, construction and development loans, residential lot loans, consumer loans and commercial business loans. Florida Savings’ lending activities are currently conducted primarily by its loan personnel operating at its one location as well as through a network of wholesale mortgage loan brokers and other financial institutions approved by Florida Savings. All loans originated by Florida Savings are underwritten to Florida Savings’ policies and procedures and generally, are originated for investment with the exception of longer term fixed-rate one- to four-family mortgage loans. Currently, the general position of Florida Savings is to sell substantially all of the one- to four-family fixed-rate mortgage loans into the secondary market and to retain the majority of adjustable-rate one- to four-family mortgage loans originated. However, from time to time, Florida Savings may retain fixed-rate mortgage loans with terms over fifteen years depending on the asset quality and the interest rate risk position of Florida Savings. The one- to four-family loan products currently originated for sale by Florida Savings include a variety of mortgage loans which conform to the underwriting standards of Fannie Mae, Freddie Mac and other secondary market investors which Florida Savings is approved by. While Florida Savings originates a variety of loans, its ability to originate loans is dependent upon demand for loans in the market in which it serves. The applicable local economies and the interest environment affect demand.

Loan originations are developed from continuing business throughout the community with existing or past depositors and borrowers, Realtors, mortgage brokers, walk-in and call-in customers, builders, professionals and personal contacts. Advertisement in the local community newspapers is used regularly along with mass mailers. Also, Florida Savings has, from time to time, purchased participation interests in various types of mortgage loans from local financial institutions. Any participation interest purchased must meet Florida Savings’ own underwriting standards.

The following table presents total loans originated, purchased, repaid and sold during the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Loans receivable at beginning of period	$51,492	$41,964	$12,662
Originations:
Real estate loans:
One- to four-family	16,761	14,052	18,568
Commercial real estate	2,877	4,264	4,995
Construction	3,583	3,492	787

Total real estate loans	23,221	21,808	24,350
Consumer and other loans:
Home equity loans and lines of credit	14,633	9,915	5,150
Other	1,846	2,968	1,411

Total consumer loans	16,479	12,883	6,561
Commercial business loans	4,880	2,315	4,068

Total loans	44,580	37,006	34,979
Loans purchased	—	395	1,583
Deduct:
Transfer of mortgage loans to foreclosed real estate	—	—	—
Principal repayments	40,961	20,951	5,442
Loans sold	3,861	6,922	1,818
Loans securitized	—	—	—

Net loan activity	(242)	9,528	29,302

Loans receivable at end of period	$51,250	$51,492	$41,964

Loan Fees. In addition to interest earned on loans, Florida Savings receives income from fees on loan originations, loan modifications, prepayment penalties, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Nonperforming Assets and Delinquencies. Management informs the board of directors periodically of the amount of loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property that Florida Savings owns.

Florida Savings ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income if management determines that interest is uncollectible. No additional interest is accrued on the loan until the collection of both principal and interest becomes reasonably certain. There were $1,327,000 nonperforming assets at December 31, 2002 of which $598,000 was brought current in February 2003.

In February 2001, a $450,000 commercial business loan in Florida Savings’ portfolio became delinquent. The loan is secured by insurance proceeds assigned by the borrower and additional collateral in the form of certain real estate of the borrower. The guarantor of the loan is seeking financial solutions as well as continuing to litigate for the insurance proceeds. Currently, Florida Savings is in the first lien position on four condominium units, which comprise part of the additional collateral. Assuming the successful foreclosure and sale of these condominium units based on recent sales prices within the condominium project, Florida Savings anticipates receiving proceeds from such sales sufficient to pay down approximately 50% of the outstanding balance on this loan. Management continues to work closely with legal counsel to determine what appropriate actions are to be taken regarding this loan; however, the loan is likely to remain in workout status for several months. In September 2001, Florida Savings recognized a specific reserve in the allowance for loan loss of $225,000 on this loan which was written off on December 31, 2002, and it currently believes the total allowance for loan loss remains adequate. In addition, at December 31, 2002, $225,000 of this loan remained classified as substandard.

The following table sets forth the delinquencies in Florida Savings’ loan portfolio as of the dates indicated.

	At December 31,
	2002				2001				2000
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In thousands)
Real estate loans:
Residential real estate	—	—	5	$1,327	—	$—	3	$504	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—	—

Total real estate loans	—	—	5	1,327	—	—	3	504	—	—	—	—
Consumer and other loans:
Home equity loans and lines of credit	1	115	—	—	1	24	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—

Total consumer loans	1	115	—	—	1	24	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	1	450	—	—	—	—

Total loans	—	$115	5	$1,327	1	$24	4	$954		$—	—	$—

Delinquent loans to total loans		0.22%		2.59%		0.05%		1.86%	—	—	—	—

Interest income that would have been recorded for the year ended December 31, 2002 had nonaccruing loans been current according to their original terms amounted to approximately $1,327,000. Interest related to these loans was not included in interest income for the year ended December 31, 2002.

Real Estate Owned and Other Repossessed Assets. Real estate that Florida Savings acquires through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure if the fair market value is less than book value, establishing a new cost basis. At December 31, 2002, Florida Savings had no real estate owned and no repossessed personal property.

Asset Classification. Federal banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.” Florida Savings monitors “special mention” assets.

The following table presents classified assets at December 31, 2002.

	Loss		Doubtful		Substandard		Special Mention
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
(Dollars in thousands)
Real estate loans:
Residential real estate	—	$—	—	$—	5	$1,327		$—
Commercial real estate	—	—	—	—	—	—		—
Construction	—	—	—	—	—	—		—

Total real estate loans	—	—	—	—	5	1,327	—	—
Consumer and other loans:
Home equity loans and lines of credit
Other	—	—	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	5	$1,327	—	$—

Allowance for Loan Losses. In originating loans, Florida Savings recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Florida Savings maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

At December 31, 2002, Florida Savings had an allowance for loan losses of $510,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Florida Savings believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Florida Savings’ loan portfolio, will not request Florida Savings to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Florida Savings’ financial condition and results of operations. See also “–Nonperforming Assets and Delinquencies” for a description of the allowance for loan loss for a delinquent loan.

The following table sets forth activity in Florida Savings’ allowance for loan losses for the specified periods.

	At or for the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$599	$281	$151
Charged-off loans:
Real estate	(225)	—	—
Consumer	—	—	—
Consumer	—	—	—
Commercial	—	—	—

Total charged-off loans	(225)	—	—
Recoveries on loans previously charged off:
Real estate	26	—	—
Consumer	—	—	—
Commercial	—	—	—

Total recoveries	26	—	—

Net charge-offs	(199)	—	—
Provision for loan losses	110	318	130

Allowance for loan losses, end of period	$510	$599	$281

Allowance for loan losses as a percentage of total loans	1.00%	1.16%	0.67%
Allowance for loan losses a percentage of nonperforming loans	38.43%	96.61%	—
Recoveries to charge-offs	11.56%	—	—

The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	At December 31,
	2002			2001			2000
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$402	78.83%	66.41%	$303	50.58%	76.05%	$228	81.14%	80.48%
Commercial	37	7.25	7.42	254	42.41	5.04	36	12.81	7.03
Consumer	56	10.98	26.17	27	4.51	18.91	15	5.34	12.49
Unallocated	15	2.94		15	2.50		2	0.71

Total allowance for loan losses	$510	100.00%		$599	100.00%		$281	100.00%

Investment Activities

Florida Savings invests in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, Florida Savings may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Florida Savings are also required to maintain an investment in Federal Home Loan Bank stock. Florida Savings is required under federal regulations to maintain a minimum amount of liquid assets.

Florida Savings does not currently use or maintain a trading account. Debt and equity securities are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At December 31, 2002, all of Florida Savings’ mortgage-backed securities and investment securities were classified as “available for sale.”

All of Florida Savings’ investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called before maturity in times of low market interest rates, so that Florida Savings may have to invest the funds at a lower interest rate. Florida Savings’ investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Florida Savings’ liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Florida Savings’ credit and interest rate risk and risk-based capital is also considered. Florida Savings purchases investment securities to provide necessary liquidity for day-to-day operations. Florida Savings may purchase investment securities when investable funds exceed loan demand.

All of Florida Savings’ mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities still carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid before maturity and that Florida Savings will have to reinvest the funds at a lower interest rate.

At December 31, 2002, Florida Savings Bancorp did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of Florida Savings Bancorp’s shareholders’ equity at that date.

The following table sets forth certain information regarding the amortized cost and fair value of Florida Savings’ securities at the dates indicated.

	At December 31,
	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable securities available-for-sale:
U.S. government and agency obligations	$8,122	$8,185	$623	$624	$3,371	$3,381

Mortgage-backed securities available-for-sale:
FHLMC	10,268	10,385	2,150	2,140	1,252	1,230
FNMA	1,360	1,401	995	1,003	1,815	1,822

Total mortgage-backed securities available-for-sale	11,628	11,786	3,145	3,143	3,067	3,052

Net unrealized gains (losses) on all securities	221	—	(1)	—	(5)	—

Total securities	$19,971	$19,971	$3,767	$3,767	$6,433	$6,433

The table below sets forth certain information regarding the carrying value, weighted-average yields and contractual maturities of Florida Savings’ securities as of December 31, 2002.

	At December 31, 2002
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
Obligations of the U.S. Treasury	—	—	$3,256	3.06%	$3,400	3.99%	$1,529	6.62%	$8,185	4.10%
Mortgage-backed securities	—	—	4,236	4.81	4,402	4.85	3,148	5.20	11,786	4.93

Total securities at fair value	—	—	$7,492	4.04%	$7,802	4.47%	$4,677	5.66%	$19,971	4.54%

Deposit Activities and Other Sources of Funds

General. Deposits are the major external source of funds for Florida Savings’ lending and other investment activities. In addition, Florida Savings also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Florida Savings may use borrowings from the Federal Home Loan Bank of Atlanta to compensate for reductions in the availability of funds from other sources.

Deposit Accounts. Nearly all of Florida Savings’ depositors reside in Florida. Florida Savings offers a wide variety of deposit accounts with a range of interest rates and terms. Florida Savings’ deposit accounts consist of interest-bearing checking, noninterest-bearing checking, passbook savings and statement savings accounts, money market and certificates of deposit. In addition, Florida Savings offers interest on trust accounts and retirement accounts, including IRAs and simplified employee pension plan accounts. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate.

Florida Savings believes it is competitive in the interest rates it offers on its deposit products. Florida Savings determines the rates paid based on a number of factors, including rates paid by competitors, Florida Savings’ need for funds and cost of funds, borrowing costs and movements of market interest rates. Florida Savings does not currently use brokers to obtain deposits and at December 31, 2002 had no brokered deposits.

The following table presents the deposit activity of Florida Savings for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Beginning balance	$52,863	$44,712	$22,796
Increase before interest credited	14,820	5,625	20,048
Interest credited	1,757	2,526	1,868

Net increase	16,577	8,151	21,916

Ending balance	$69,440	$52,863	$44,712

The following table indicates the amount of Florida Savings’ jumbo wholesale certificates and retail certificates of deposits with principal balances greater than $100,000 by time remaining until maturity as of December 31, 2002.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	2,854	3.06%
Over 3 through 6 months	2,288	3.88
Over 6 through 12 months	5,429	3.35
Over 12 months	1,790	4.49

Total	$12,361	3.47%

The following table sets forth the distribution of Florida Savings’ accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2002			2001			2000
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$7,095	10.22%	—%	$2,853	5.40%	—%	$1,967	4.40%	—%
NOW accounts	3,170	4.57	0.44	2,012	3.81	0.68	2,794	6.25	1.86
Passbooks and Club Accounts	18,481	26.61	1.70	13,232	25.03	2.65	6,499	14.53	4.80
Money market deposit accounts	3,008	4.33	1.33	3,447	6.52	1.56	1,958	4.38	5.67
Certificates of deposit that mature:
Within 12 months	30,180	43.46	3.14	28,295	53.52	4.94	28,816	64.45	6.65
Within 13 to 36 months	4,210	6.06	4.13	2,458	4.65	4.10	2,495	5.58	6.91
Beyond 36 months	3,296	4.75	4.88	566	1.07	5.43	183	0.41	6.52

Total certificates of deposit	37,686	54.27%	3.41%	$31,319	59.24%	4.89%	$31,494	70.44%	6.67%

Total deposits	$69,440	100.00%		$52,863	100.00%		$44,712	100.00%

Borrowings. Florida Savings has the ability to use advances from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Atlanta, Florida Savings is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, Florida Savings had arranged the ability to borrow a total of approximately $5.3 million from the Federal Home Loan Bank of Atlanta, of which $2.9 million was borrowed at such date. In addition, at December 31, 2002, Florida Savings Bancorp had the ability to borrow a total of $1.5 million from Independent Bankers’ Bank of Florida, of which none was borrowed at such date. This line of credit is secured by the common stock of Florida Savings and may only be used to capitalize Florida Savings.

On August 5, 2002 and September 24, 2002, Florida Savings Bancorp’s issued $3.17 million in the aggregate of convertible debentures due March 31, 2009 (principal amount of $1,000 per debenture). The debentures pay interest at 4% and are convertible at the option of the holder at any time prior to maturity beginning one year after original issuance into Florida Savings Bancorp’s common stock at the conversion price of $11 per share.

The following table presents certain information regarding Florida Savings’ borrowed funds at or for the periods ended on the dates indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Federal Home Loan Bank advances and other borrowings:
Average balance outstanding	$5,008	$3,272	$2,363
Maximum amount outstanding at any month-end during the period	7,526	4,542	5,500
Balance outstanding at end of period	7,526	3,292	2,000
Weighted average interest rate during the period	4.98%	4.03%	6.26%
Weighted average interest rate at end of period	4.24%	5.37%	5.92%

Personnel

As of December 30, 2002, Florida Savings Bancorp, including its subsidiaries, had 25 full-time employees and no part-time employees, none of whom are represented by a collective bargaining unit. Florida Savings Bancorp, and its subsidiaries, believes their relationship with their employees is good.

OTHER SUBSIDIARY ACTIVITIES

In addition to Florida Savings, Florida Savings Bancorp’s subsidiaries include the following:

FSB Development Corp. FSB Development acquires property for the purpose of constructing and selling one- to four-family homes. Since its inception as a Florida corporation in January 2000, FSB Development has acquired three properties, one of which was sold prior to development. In 2002, FSB Development completed the construction of two luxury estate homes located within the Village of Pinecrest with the intent to sell the properties. Each of these homes were constructed on a parcel of land up to one acre in size. Florida Savings Bancorp has provided, in the form of working capital loans, approximately $1.2 million to FSB Development. In addition, FSB Development has approximately $2.0 million in available construction loans which Florida Savings Bancorp fully guarantees. At December 31, 2002, approximately $1.5 million of the construction loans had been utilized by FSB Development. The current carrying cost to FSB Development of these two homes is approximately $10,000 per month. There are no current plans by FSB Development to construct any additional homes in the immediate future.

The two homes were listed for sale in December 2002, however, the market for new homes, in particular luxury estate homes, in the Pinecrest, Florida market area is currently weak due to the general economic downturn. In addition, FSB Development competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. The two homes must also compete with resales of existing homes. There is no guarantee that the homes can be sold at a profit to FSB Development, particularly if the current weak economic environment continues. FSB Development will continue to pay approximately $10,000 per month in carrying cost until the homes are sold. In addition, if the homes are sold at a loss, the results of operations of Florida Savings Bancorp could be materially affected.

FSB Insurance Agency, Inc. FSB Insurance, incorporated in Florida in June 2000, is currently an active subsidiary of Florida Savings Bancorp. FSB Insurance is a full service agency dealing primarily in life insurance product needs and property & casualty insurance product needs. The agency is not only servicing the needs of Florida Savings’ customers but the local community as well.

FSB Properties Corp. FSB Properties Corp. is currently an inactive subsidiary. FSB Properties is a Florida corporation incorporated in June 2001.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Florida Savings Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). Florida Savings is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. Florida Savings is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. Florida Savings must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test Florida Savings’ safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Florida Savings Bancorp, Florida Savings and their operations. Certain regulatory requirements applicable to Florida Savings and to Florida Savings Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on Florida Savings and Florida Savings Bancorp.

Holding Company Regulation

Florida Savings Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Florida Savings Bancorp, was not generally restricted as to the types of business activities in which it may engage, provided that Florida Savings continued to be a qualified thrift lender. See “Federal Savings Institution Regulation – QTL Test.” The Gramm-Leach-Bliley Act of 2001 provides that no company may acquire control of a savings association after May 4, 2001 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 2001, so long as the holding company’s savings association subsidiary continues to comply with the QTL Test. Florida

Savings Bancorp does qualify for the grandfathering. Upon any non-supervisory acquisition by Florida Savings Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, Florida Savings Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Florida Savings must notify the OTS 30 days before declaring any dividend to Florida Savings Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Holding Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of Florida Savings Bancorp’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of Florida Savings Bancorp. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2002, Florida Savings met each of its capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Florida Savings is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Florida Savings. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. During fiscal 2002, FICO payments for SAIF members approximated 1.75 basis points of assessable deposits.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Florida Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, Florida Savings maintained 88.96% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event Florida Savings’ capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Florida Savings’ ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties. Florida Savings’ authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including Florida Savings Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The recently enacted Sarbanes Oxley Act generally prohibits loans by Florida Savings Bancorp to its executive officers and directors. However, that act contains a specific exception for loans by Florida Savings to its executive officer’s and directors in compliance with federal banking laws. Under such laws Florida Savings’ authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Florida Savings may make to insiders based, in part, on Florida Savings’ capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

Florida Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Florida Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Florida Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $374,900.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Florida Savings’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. Florida Savings complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Florida Savings Bancorp and Florida Savings report their income on a consolidated basis using the cash method of accounting and are taxed under federal income tax laws in the same manner as other corporations with some exceptions, including particularly Florida Savings’ reserve for bad debts discussed below. Florida Savings Bancorp’s and Florida Savings’ tax years end on December 31 of each year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Florida Savings or Florida Savings Bancorp.

Bad Debt Reserve. Florida Savings’s bad debt deduction will be determined under the experience method using a formula based on actual (or borrowed as allowed under regulations) bad debt experience over a period of years.

Dividends-Received Deduction. Florida Savings Bancorp may exclude from its income 100% of dividends received from Florida Savings as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which Florida Savings Bancorp and Florida Savings will not file a consolidated tax return, except that if Florida Savings Bancorp or Florida Savings owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted. Pursuant to its Business Plan which was filed with the Office of Thrift Supervision in connection with the organization of the Bank, the Bank may not pay dividends unless it amends its Business Plan and receives Office of Thrift Supervision approval of such amended Business Plan.

Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by net operating loss carry-overs. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which Florida Savings’ adjusted current earnings exceeds its alternative minimum taxable income (determined without regard to this preference and prior to reduction for net operating losses).

Audits. The Internal Revenue Service has not audited Florida Savings’ federal income tax returns since its organization.

Florida Taxation

The Bank files Florida franchise tax returns. For Florida franchise tax purposes, savings institutions are presently taxed at a rate equal 5.5% of taxable income. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations). The Bank is not currently under audit with respect to its Florida franchise tax returns.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the information presented or incorporated by reference into this report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to Florida Savings Bancorp’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	general economic conditions;

•	changes in interest rates, deposit flows, loan demand, real estate values and competition;

•	changes in accounting principles, policies, or guidelines;

•	material unforeseen changes in the financial condition or results of operations of our customers;

•	unforeseen difficulties in realizing expected income or cost savings from acquisitions;

•	changes in legislation or regulation; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Florida Savings Bancorp’s actual results could vary materially from the future results covered in its forward-looking statements.

Florida Savings Bancorp disclaims any obligation to announce publicly future events or developments that affect the forward-looking statements in this report.

General

Florida Savings Bancorp’s results of operations depend primarily on the results of operations of Florida Savings. Accordingly, the discussion herein addresses Florida Savings Bancorp’s operations as they are conducted through Florida Savings. Florida Savings’ results of operations depend primarily on net interest income, which is the difference between the interest income earned on Florida Savings’ interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Florida Savings also generates noninterest income primarily from loan fees and service charges. Florida Savings’ noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, advertising and other operating expenses. Florida Savings’ results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

Average Balances, Interest and Average Yields/Cost

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

	Year Ended December 31,
	2002			2001
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$50,351	$3,361	6.68%	$47,209	$3,661	7.75%
Securities	10,590	494	4.66	5,601	342	6.11
Other (1)	4,983	111	2.23	4,390	242	5.51

Total interest-earning assets	65,924	3,966	6.02	57,200	4,245	7.42
Noninterest-earning assets	7,153			4,802

Total assets	$73,077			$62,002

Interest-bearing liabilities:
Savings accounts, NOW and money-market deposit accounts	$23,935	468	1.96	$15,459	508	3.29
Time deposits	32,158	1,254	3.90	33,429	2,018	6.04
Other(2)	4,974	187	3.76	3,272	132	4.03

Total interest-bearing deposits	61,067	1,909	3.13	52,160	2,658	5.10
Demand deposits	4,214			2,438
Noninterest-bearing liabilities	1,246			922
Stockholders’ equity	6,550			6,482
Total liabilities and stockholders’ equity	$73,077			$62,002

Net interest income		$2,057			$1,587

Interest-rate spread (3)			2.89%			2.32%

Net interest margin (4)			3.12%			2.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.10

(1)	Includes dividends from Federal Home Loan Bank stock, time deposits and interest-bearing deposits with banks.
(2)	Includes Federal Home Loan Bank advances, convertible debentures and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in the volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume):

	Year Ended December 31, 2002 vs. 2001 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
	(In thousands)
Interest-Earning Assets:
Loans	$(510)	$244	$(34)	$(300)
Securities	(81)	305	(72)	152
Other	(144)	32	(19)	(131)

Total increase-earning assets	(735)	581	(125)	(279)

Interest-Bearing Liabilities:
Savings accounts, NOW and Money-Market Deposit Accounts	(206)	279	(113)	(40)
Time Deposits	(714)	(77)	27	(764)
Other	(9)	68	(4)	55

Total interest bearing liabilities	(929)	270	(90)	(749)

Net Interest Income	$194	$311	$(35)	$470

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

At December 31, 2002, Florida Savings Bancorp had total consolidated assets of $84.6 million, an increase of 33.5% over total consolidated assets of $63.3 million at December 31, 2001. During the year ended December 31, 2002, loans decreased to $51.0 million from $51.2 million at December 31, 2001, a decrease of less than 1%. Florida Savings Bancorp’s portfolio of securities increased to $20.0 million at December 31, 2002 from $3.8 million as of December 31, 2001 primarily due to purchases of securities of $19.3 million. Florida Savings Bancorp’s deposits increased to $69.4 million at December 31, 2002 from $52.9 million as of December 31, 2001, a 31.4% increase. The overall increase in assets relates to the overall growth of Florida Savings Bancorp and its subsidiaries.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General. Net earnings for the year ended December 31, 2002, were $50,000 or $.07 per basic share and $.12 per diluted share compared to net losses of $154,000 or $.20 per basic and diluted share for the year ended December 31, 2001. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses which was partially offset by an increase in noninterest expense, due to the overall growth of the Company.

Interest Income. Interest income decreased to $4.0 million for the year ended December 31, 2002 from $4.2 million for the year ended December 31, 2001. Interest income on loans decreased to $3.4 million due primarily to a decrease in the average yield from 7.75% for the year ended December 31, 2001 to 6.68% for the year ended December 31, 2002, partially offset by an increase in the average loan portfolio balance for the year ended December 31, 2002. Interest on securities increased to $494,000 due primarily to an increase in the average securities portfolio which was partially offset by a decrease in the average yield during the year ended December 31, 2002.

Interest Expense. Interest expense on deposits decreased to $1.7 million for the year ended December 31, 2002 from $2.5 million for the year ended December 31, 2001. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2002, partially offset by an increase in the average balance of deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the year ended December 31, 2002, was $110,000 compared to $318,000 for the same period in 2001. The 2001 period included an additional charge of $236,000 relating to a nonperforming loan. Management believes the balance in the allowance for loan losses of $510,000 at December 31, 2002, is adequate.

Noninterest Income. Total noninterest income increased to $506,000 for the year ended December 31, 2002 from $312,000 for the year ended December 31, 2001, primarily due to an increase in service charges and fees on deposit accounts of $106,000 due to growth in deposit accounts, gain on sale of loans of $69,000 and an increase in prepayment fees collected of $44,000 due to premature loan payoffs occurring due to a declining interest rate environment.

Noninterest Expenses. Total noninterest expenses increased to $2.4 million for the year ended December 31, 2002 from $1.8 million for the year ended December 31, 2001, primarily due to an increase in employee compensation and benefits of $96,000, occupancy and equipment expense of $165,000 and other expenses of $188,000, all due to the continued growth of the Company, including the opening of a second bank office in 2002.

Income Taxes. The income tax expense for the year ended December 31, 2002, was $50,000 (an effective rate of 50.0%) compared to an income tax benefit of $98,000 (an effective rate of 38.9%) for the year ended December 31, 2001. The Company has recognized a deferred tax asset and management believes it will realize the deferred tax asset in future periods.

Management of Interest Rate Risk and Market Risk Analysis

Qualitative Aspects of Market Risk. Florida Savings’ most significant form of market risk is interest rate risk. The principal objectives of Florida Savings’ interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Florida Savings’ business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the board of directors’ approved guidelines. Florida Savings has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest-rate risk position, which meets quarterly and reports trends and interest-rate risk position to the board of directors quarterly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Florida Savings.

Florida Savings uses the following strategies in an effort to manage interest rate risk and profitability: 1) emphasize the origination of short-term fixed rate, adjustable-rate and balloon loans while limiting the number and amount of long-term, fixed-rate loans which are retained in its portfolio; 2) use Federal Home Loan Bank advances as a source of longer term fixed rate liabilities to better structure maturities of its interest rate sensitive liabilities; 3) maintain a high quality securities portfolio which could provide liquidity if needed; 4) originate higher yielding commercial real estate and construction loans; and 5) increase the level of core deposits, consisting primarily of lower yielding deposits in an effort to maximize net interest margin. Florida Savings does not currently, or plan to in the near future, participate in any hedging programs, interest rate swaps or other activities involving the use to off-balance sheet derivative financial instruments.

Quantitative Aspects of Market Risk. Florida Savings primarily utilizes an interest sensitivity analysis prepared in conjunction with a third party software provider to review the level of interest-rate risk contained within the balance sheet. These results are compared and analyzed to the Thrift Industry Interest Rate Risk Measures. This analysis measures interest rate risk by computing changes in the net portfolio value of Florida Savings’ cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to Florida Savings by the Office of Thrift Supervision, presents the change in Florida Savings’ net portfolio value at December 31, 2002, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates In Basis Points	Net Portfolio Value (NPV)			NPV as Percent of Portfolio
	Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300	$9,837	$(879)	(8.20)%	12.80%	(32)
200	10,253	(463)	(4.32)	13.06	(7)
100	10,677	(39)	(0.36)	13.30	18
Static	10,716	—	—	13.12	0
(100)	9,840	(876)	(8.17)	11.97	(115)
(200)	9,216	(1,499)	(13.99)	11.10	(203)
(300)	8,915	(1,801)	(16.80)	10.62	(251)

The Office of Thrift Supervision uses certain assumptions in assessing the interest-rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest-rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Florida Savings further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Florida Savings’ primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity management is both a daily and long-term responsibility of management. Florida Savings adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations.

Federal regulations require Florida Savings to maintain a sufficient level of liquid assets to ensure its safe and sound operations. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years.

Florida Savings’ most liquid assets are cash and certificates of deposits. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and certificates of deposits totaled $6.6 million. Securities classified as available-for-sale totaled $20.0 million at December 31, 2002.

The primary investing activities of Florida Savings are the origination of loans and the purchase of securities. For the year ended December 31, 2002, Florida Savings originated $44.6 million of loans and purchased $19.3 million of securities. In 2001, Florida Savings originated $37.0 million of loans and purchased $3.5 million of securities.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and other borrowings. Florida Savings experienced a net increase in total deposits of $16.6 million for the year ended 2002. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Florida Savings and its local competitors and other factors. Florida Savings generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Florida Savings offers promotional rates on certain deposit products in order to attract deposits. In addition, at December 31, 2002, Florida Savings had arranged the ability to borrow a total of approximately $5.3 million from the Federal Home Loan Bank of Atlanta. On that date, Florida Savings had advances outstanding of $2.9 million. Construction loans of FSB Development totaled $1.5 million at December 31, 2002. Florida Savings Bancorp also currently has available a $1.5 million line of credit from Independent Bankers’ Bank of Florida of which none was borrowed as of December 31, 2002.

At December 31, 2002, Florida Savings had no outstanding commitments to originate loans. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2002 totaled $30.2 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Florida Savings. Based on the foregoing, Florida Savings considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

Florida Savings is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2002, Florida Savings exceeded all of its regulatory capital requirements. Florida Savings is considered “well capitalized” under regulatory guidelines.

Impact of Accounting Pronouncements

Derivatives and Hedging Activities. On January 1, 2001, Florida Savings Bancorp adopted SFAS No. 133, “Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 138 amends SFAS Statement No. 133 and No. 137. It is effective for companies that have adopted the provisions of SFAS No. 133 and No. 137 for fiscal quarters beginning after June 15, 2000. Transition provisions contained in SFAS No. 133 provide that at the date of initial application, an entity may transfer any debt security classified as “held-to-maturity” to “available-for-sale” or “trading.” The adoption of the statement by Florida Savings Bancorp did not have a material effect on the financial statements of Florida Savings Bancorp. Florida Savings Bancorp did not have any derivative instruments or hedging activities as defined by SFAS No. 133 and SFAS No. 138.

Business Combinations and Goodwill and Other Intangible Assets. On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

SFAS No. 142 requires that goodwill and any intangible assets, determined to have an indefinite useful life, that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Florida Savings Bancorp is required to adopt the provisions of SFAS No. 141 immediately. The initial adoption of SFAS No. 141 had no impact on the Florida Savings Bancorp’s consolidated financial statements. SFAS No. 142 will be adopted by Florida Savings Bancorp on January 1, 2002. Florida Savings Bancorp currently has no recorded goodwill or intangible assets.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared following generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Florida Savings’ operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7. DESCRIPTION OF PROPERTY

Florida Savings Bancorp currently conducts its business through its main office located in Pinecrest, Florida, and one other full-service banking offices. Florida Savings received approval from the Office of Thrift Supervision on July 16, 2002 to open a branch office in the City of Sunny Isles Beach, Florida. The Sunny Isles Beach branch opened in February 2003. Florida Savings Bancorp believes that these facilities are adequate to meet the present and immediately foreseeable needs of Florida Savings and Florida Savings Bancorp.

Location	Leased, Licensed or Owned	Original Year Leased	Net Book Value of Leasehold Improvements at December 31, 2002
			(In thousands)
8181 Southwest 117th Street Pinecrest, Florida 33156	Leased	1999	$544
7171 Coral Way, Suite 101 Miami, Florida 33155	Leased	2002	$98

ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The board of directors of Florida Savings Bancorp is presently composed of twelve members who are elected for terms of three years, approximately one third of whom are elected annually as required by the Bylaws of Florida Savings Bancorp. The executive officers of Florida Savings Bancorp are appointed annually by the board of directors and serve at the board of directors’ discretion.

Set forth below is certain information regarding the directors and executive officers of Florida Savings Bancorp and Florida Savings. Unless otherwise stated, each director and executive officer has held his or her current occupation for the last five years. All executive officers are full-time employees. There are no family relationships among or between the directors or executive officers. The business address of each director and executive officer is 8181 Southwest 117th Street, Pinecrest, Florida. Ages are as of December 31, 2002.

Directors

Bernard Janis has served as Chairman of the Board and Chief Executive Officer of Florida Savings Bancorp and Florida Savings since 1998 and 1999, respectively. Mr. Janis’ terms as director of both the Company and the Bank expire in 2005. Mr. Janis has held high level positions in the Florida financial institution industry since 1968. Prior to the organization of Florida Savings, he founded Consumers Savings Bank, Miami, Florida, in 1986 and served as Chairman of the Board and Chief Executive Officer from May 1986 until its acquisition by a multi-billion dollar institution in January 1998. Age 77.

Victor S. Falk has served as Vice Chairman of the Board of Florida Savings Bancorp and Florida Savings since 1998 and 1999, respectively. Mr. Falk’s terms as director of both the Company and the Bank expire in 2004. Mr. Falk was a director of Consumers Savings Bank from 1989 until 1998. Age 57.

David W. Bianchi has served as director of Florida Savings Bancorp and Florida Savings since 1999. Mr. Bianchi’s terms as director of both the Company and the Bank expire in 2003. He is a partner and trial lawyer with the law firm of Stewart Tilghman Fox & Bianchi, P.A. in Miami, Florida. Age 48.

Robert L. Bonnet has served as President and Chief Operating Officer of Florida Savings Bancorp and Florida Savings since 1998 and 1999, respectively and as a director of Florida Savings Bancorp since 1998. Mr. Bonnet’s terms as director of the Company and the Bank expire in 2005. Mr. Bonnet has been involved in the savings and loan and banking industry since 1972 in various positions. Most recently, Mr. Bonnet served as Senior Vice President and Chief Lending Officer of Consumers Savings Bank in Miami, Florida from October 1986 until its acquisition by another bank in January 1998. During his eleven years at Consumers Savings Bank, Mr. Bonnet oversaw all aspects of lending and was involved in various operational matters. Age 49.

Charles E. Cobb has served as a director of Florida Savings Bancorp since 1998. Mr. Cobb’s term as director expires in 2004. He is the Chief Executive Officer and Senior Managing Director of Cobb Partners Limited, an investment firm with interests in real estate, international trade, resorts and tourism-related businesses. Mr. Cobb has served as a director of LNR Property Corporation, a real estate investment, finance and management company, since 2001 and has served as Chairman of Kirkwood Resort and Durango Mountain Resort, both of which are ski resorts, since 1994 and 2000, respectively Mr. Cobb has served as the United States Ambassador to Iceland and Under Secretary and Assistant Secretary of the United States Department of Commerce. Mr. Cobb was formerly the Chairman and Chief Executive Officer of Arvida/Disney Corporation, a real estate development company, a director of the Walt Disney Company, the Chief Operating Officer and a director of Penn Central Corporation, a multi-industry company, and a director of Southeast Banking Corp., a bank holding company. Mr. Cobb was also formerly the Chairman of the Board of Pan Am Corporation. Age 66.

Norman S. Edelcup has served as Senior Vice President and Director of Florida Savings Bancorp since 2001. Mr. Edelcup’s term as director expires in 2005. Mr. Edelcup served as senior vice president of Item Processing of

America, Inc., a processing service bureau (“IPA”) from 1998 to 2000 and as Chairman of the Board and Chief Executive Officer of IPA from 1987 to 1998. He also serves as director of Valhi, Inc., a chemicals, component products, waste management and titanium metals industries company since 1975 and he serves as a trustee for the Baron Funds, a mutual fund group. Mr. Edelcup, in September of 2001, was elected a City Commissioner for the City of Sunny Isles Beach, Florida. Age 67.

Robert E. Gallaher has been a director of Florida Savings Bancorp and Florida Savings since 2001. Mr. Gallaher’s terms as director of both the Company and the Bank expire in 2004. Mr. Gallaher is the president of Gallaher, Inc., formerly known as Hedgepeth and Gallaher, Inc., a real estate appraisal and consulting company. Age 52.

Sandra Goldstein has served as director of Florida Savings Bancorp and Florida Savings since 2000. Ms. Goldstein’s terms as director of both the Company and the Bank expire in 2004. She began her career in real estate and subsequently formed Sandra Goldstein and Associates, Inc. in 1979, a full service residential and commercial real estate office where she is the president and owner. Age 62.

Kimberly Green has been a director of Florida Savings Bancorp since 2001. Ms. Green’s term as director expires in 2005. Ms. Green is the director of the Green Family Foundation, which focuses on private and corporate partnerships for grassroots arts programs, education, homeless assistance, AIDS education, disaster relief, early childhood development, the Red Cross, the United Way and Habitat for Humanity. Ms. Green is a member of the President’s Council on Arts and Humanities. Age 31.

Jack Langer has served as a director of Florida Savings Bancorp and Florida Savings since 1998 and 1999, respectively. Mr. Langer’s terms as director of both the Company and the Bank expire in 2003. He has been the Chief Executive Officer since January 1995 of Langer Energy Consulting, Inc., a firm which consults with businesses and municipalities to better control their cost of natural gas. Mr. Langer is also President of Chelsea Homes, Inc., a real estate development company. Mr. Langer has previously served as a director of Consumers Savings Bank from 1996 to 1998 and as a director of The Boys and Girls Club since 1960. Age 65.

Y. Judd Shoval has served as a director of Florida Savings Bancorp since 2001. Mr. Shoval’s term as director expires in 2003. Mr. Shoval serves as chairman and chief executive officer of GUARD Financial Group, the parent holding company of a number of related affiliates involved in insurance and banking activities. Mr. Shoval also serves as President of Shoval Enterprises, Inc., an investment/management and insurance/financial services entity which provides executive management services to GUARD companies and affiliates. Age 54.

Gary P. Simon has served as a director of Florida Savings Bancorp and Florida Savings since 1998 and 1999, respectively. Mr. Simon’s terms as director of both the Company and the Bank expire in 2003. Mr. Simon has served as Assistant Secretary of Florida Savings since 2000. He has been a practicing attorney in Miami-Dade County since 1974. He is currently a principal of the Miami law firm of Simon & Simon PA. Mr. Simon served as a director of Consumers Savings Bank from 1990 until 1998. Mr. Simon serves as an officer and board member of Temple Judea in Coral Gables, Florida and a board member of the Sanford Ziff Jewish Museum of Florida. Age 53.

Officers Who Are Not Also Directors

David P. Stark has served as Senior Vice President and Chief Financial Officer of Florida Savings Bancorp and Florida Savings since 1999. Prior to joining Florida Savings Bancorp, Mr. Stark served in a similar position at EuroBank in Southern Florida from 1997 to 1998. Age 53.

Dianna L. Romero has served as Senior Vice President, Corporate Secretary and Treasury of Florida Savings Bancorp and Florida Savings since 1998 and 1999, respectively. Ms. Romero previously served asVice President of Consumers Savings Bank from 1990 until 1997, where she was involved with loan operations and administration. Age 52.

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS

The following information is furnished for the three highest paid persons who are officers or directors, for the fiscal year ended December 31, 2002

Name of Individual or Identity of Group	Capacities in Which Remuneration Was Received	Aggregate Remuneration(1)
Robert L. Bonnet	President and Chief Operating Officer of Florida Savings Bancorp and Florida Savings	$137,571
Bernard Janis	Chief Executive Officer of Florida Savings Bancorp and Florida Savings	118,703
David P. Stark	Senior Vice President and Chief Financial Officer of Florida Savings Bancorp and Florida Savings	88,800

(1)	Includes directors’ fees. Additionally, Messrs. Bonnet and Janis received the use of automobiles leased by Florida Savings, which monthly leases are $652 and $963, respectively. Florida Savings also paid $8,777 for Mr. Janis’ membership in a country club. Mr. Stark receives a cash automobile allowance in the amount of $250 per month.

Florida Savings Bancorp and Florida Savings each pay a fee of $450 to each of its directors for attendance at each board meeting and $200 for each meeting of a committee of which they are members. If more than one committee meeting falls on the same day, the director receives a fee of $300 for the first committee meeting and $200 for each subsequent committee meeting.

Employment Agreements

Effective July 1, 2002, Florida Savings Bancorp and Florida Savings each entered into a restated employment agreement with Mr. Bonnet effective through June 30, 2005. Under the employment agreements, the current salary level for Mr. Bonnet is $140,000. The employment agreements are automatically renewed for terms of three years unless written notice of non-renewal is given by Mr. Bonnet or the board of directors determines not to extend the agreements after its annual performance review of Mr. Bonnet. In addition, Mr. Bonnet receives the use of a car, car insurance, and options to purchase the Florida Savings Bancorp’s common stock. See “Security Ownership of Management and Certain Securityholders – Stock Options.” The agreements are terminable by the employers at any time or by Mr. Bonnet if he is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified in the employment agreements. If Mr. Bonnet’s employment is terminated without cause or upon his voluntary termination following the occurrence of an event described in the preceding sentence, Florida Savings Bancorp or Florida Savings would be required to pay Mr. Bonnet two year’s base salary and his current benefits for one year from the date of termination.

The employment agreements also provide for a severance payment and other benefits in the event of involuntary termination of employment in connection with any change in control of Florida Savings Bancorp or Florida Savings. A severance payment also will be provided on a similar basis on connection with a voluntary termination of employment where, after a change in control, Mr. Bonnet is assigned duties inconsistent with his position, duties, responsibilities and status immediately before such change in control.

Even though both Florida Savings Bancorp and Florida Savings employment agreements provide for a severance payment if a change in control occurs, Mr. Bonnet would only be entitled to receive a severance payment under one agreement. No severance payment may exceed three times Mr. Bonnet’s annual compensation and, if any payment would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code, such payment will be reduced to $1 less than an amount equal to three times Mr. Bonnet’s “base amount” as determined in accordance with Section 280G.

Payments to Mr. Bonnet under Florida Savings’ employment agreement will be guaranteed by Florida Savings Bancorp if payments or benefits are not paid by Florida Savings. Payment under Florida Savings Bancorp’s employment agreement would be made by Florida Savings Bancorp. The employment agreements also provide that Florida Savings Bancorp and Florida Savings will indemnify Mr. Bonnet to the fullest extent legally allowable.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

The following information is provided at December 31, 2002 for the three highest paid persons who are officers or directors and each shareholder who owns more than 10% of any class of the issuer’s securities. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting power and sole investment power with respect to the shares shown.

Title of Class	Name and Address of Owner(1)	Amount Owned		Percent of Class
Common	Bernard Janis	90,000	(2)	11.89
Common	Robert L. Bonnet	5,000		0.66
Common	David P. Stark	—		—
Common	Andrea Green 1991 Irrevocable Trust (3)	130,000		17.69
Common	All directors and executive officers as a group	265,000		35.01

(1)	The business address for Messrs. Janis, Bonnet and Stark are Florida Savings Bancorp, Inc., 8181 Southwest 117 Street, Pinecrest, Florida 33156.
(2)	Includes 10,000 shares owned by Mr. Janis’ spouse.
(3)	The address of the Andrea Green 1991 Irrevocable Trust is 2601 South Bayshore Drive, Suite 1775, Coconut Grove, Florida.

Stock Options and Convertible Debentures

The following information is provided at December 31, 2002 for the same persons above, regarding shares of common stock subject to options and the Company’s 4% convertible debentures beneficially owned. A person may be considered to own any shares subject to options and any shares subject to convertible debentures over which he or she has, directly or indirectly, sole or shared voting power and sole investment power with respect to the shares subject to options and shares subject to convertible debentures shown.

Name of Holder	Amount of Common Stock Subject to Options	Amount of Common Stock Subject to Convertible Debentures		Exercise Price	Date of Exercise
Bernard Janis	—	9,091	(1)	(2)	(3)
Robert L. Bonnet	77,500	1,000		(2)	(4)
David P. Stark	22,500	—		(2)	(5)
Andrea Green 1991 Irrevocable Trust	—	62,576		(2)	(3)
All directors and executive officers as a group	110,500	52,909		(2)	(3)

(1)	Convertible debentures owned by Mr. Janis’ wife.
(2)	All stock options have an exercise price of $10.00. All 4% Convertible Debentures have a conversion ratio of 90.91 shares of common stock per debenture (equivalent to an initial conversion price of $11 per share of common stock).

(3)	All 4% Convertible Debentures may be converted on August 5, 2003.
(4)	At December 31, 2002, 55,000 options are exercisable. The remaining 63,750 options vest in equal annual installments over three years beginning June 2003. All convertible debentures may be converted on August 5, 2003.
(5)	At December 31, 2002, 18,750 options are exercisable. The remaining 10,000 options vest in equal annual installments over two years beginning September 2003.

Florida Savings Bancorp reserves the right to grant options to purchase its common stock to other employees of Florida Savings if the board of directors determines that such action is necessary to attract and retain qualified and experienced personnel. The total amount of options reserved for issuance to officers and employees of Florida Savings shall not exceed 20% of the total number of shares of common stock outstanding. The exercise of options granted to officers and employees of Florida Savings will dilute the shareholders’ interest in the Florida Savings Bancorp.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, and must not involve more than the normal risk of repayment or present other unfavorable features. Florida Savings’ policy is not to make any new loans or extensions of credit to Florida Savings’ executive officers and directors at different rates or terms than those offered to the general public. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Florida Savings’ capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Prior to his nomination as director of the Company and the Bank in November 2001, Mr. Gallaher had three secured real estate loans with a total original face amount of $650,000. The balance of these real estate loans at December 31, 2002 was $579,854. All the loans were underwritten according to standard credit guidelines and approved based upon the then current rate, terms and conditions prevailing at the time of origination.

PART II

ITEM	1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

There is no public trading market for Florida Savings Bancorp’s common stock, par value $0.01. Florida Savings Bancorp has approximately 47 stockholders. No cash dividends have been declared since the formation of Florida Savings Bancorp in 1999.

Equity Compensation Plan Information as of December 31, 2002

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	N/A	N/A
Equity compensation plans not approved by security holders	118,250	$10.00	N/A
Total	118,250	$10.00	N/A

ITEM	2. LEGAL PROCEEDINGS

Florida Savings Bancorp is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Florida Savings, such as claims to enforce liens, condemnation proceedings on properties in which Florida Savings holds security interests, claims involving the making and servicing of real property loans and other issues incident to Florida Savings’s business. Florida Savings is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Florida Savings.

ITEM	3. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM	4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM	5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Florida Savings Bancorp’s officers and directors and 10% stockholders are not subject to Section 16(a) of the Exchange Act.

ITEM 6. REPORTS ON FORM 8-K

None.

ADDITIONAL ITEM. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)    Changes in internal controls.    The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART F/S

The following are filed as part of this report and are incorporated herein by reference:

•	Independent Auditors’ Report
•	Consolidated Balance Sheets at December 31, 2002 and 2001
•	Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002 and 2001
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
•	Notes to Consolidated Financial Statements at December 31, 2002 and 2001 and for the Years Then Ended

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

PART IV

ITEMS 1 and 2. INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS

2.1	Articles of Incorporation of Florida Savings Bancorp, Inc. *

2.2	Bylaws of Florida Savings Bancorp, Inc. *

3.1	Form of Common Stock Certificate *

3.2	Form of Convertible Debenture *

6.1	Restated Employment Agreement between Florida Savings Bank and Robert L. Bonnet

6.2	Restated Employment Agreement between Florida Savings Bancorp and Robert L. Bonnet

6.3	Amended and Restated Shopping Center Space Lease by and between Florida Savings Bank and Jack’s Suniland Center, Ltd *

6.4	Amended and Restated Shopping Center Space Lease by and between Florida Savings Bancorp, Inc. and Jack’s Suniland Center, Ltd*

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference from the Exhibits to Form SB-1, Registration Statement and amendments thereto, initially filed on March 8, 2002, Registration No. 333-84082.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date March 31, 2003	FLORIDA SAVINGS BANCORP, INC.

	By:	/s/ Bernard Janis
Bernard Janis Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated registration statement was signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bernard Janis Bernard Janis	Chairman of the Board and Chief Executive Officer	March 19, 2003

/s/ Robert L. Bonent Robert L. Bonnet	Director, President and Chief Operating Officer	March 19, 2003

/s/ David P. Stark David P. Stark	Senior Vice President and Chief Financial Officer	March 19, 2003

Victor S. Falk	Director

/s/ David W. Bianchi David W. Bianchi	Director	March 20, 2003

Charles E. Cobb	Director

/s/ Norman S. Edelcup Norman S. Edelcup	Director	March 19, 2003

/s/ Robert E. Gallaher Robert E. Gallaher	Director	March 20, 2003

/s/ Sandra Goldstein Sandra Goldstein	Director	March 20, 2003

Kimberly Green	Director

/s/ Jack Langer Jack Langer	Director	March 20, 2003

Y. Judd Shoval	Director

/s/ Gary P. Simon Gary P. Simon	Director	March 20, 2003

CERTIFICATIONS

I, Bernard Janis, Chief Executive Officer, of Florida Savings Bancorp, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-KSB of Florida Savings Bancorp, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Bernard Janis
Bernard Janis
Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, David P. Stark, Senior Vice President and Chief Financial Officer of Florida Savings Bancorp, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-KSB of Florida Savings Bancorp, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ David P. Stark
David P. Stark
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers.

The proxy statement for the 2003 annual meeting of stockholders and the 2002 annual report to stockholders have been sent to stockholders. Four copies of each document will be furnished to the SEC.

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Pinecrest, Florida

Audited Consolidated Financial Statements

At December 31, 2002 and 2001 and for the Years Then Ended

(Together with Independent Auditors’ Report)

Independent Auditors’ Report

Board of Directors

Florida Savings Bancorp

Pinecrest, Florida:

We have audited the accompanying consolidated balance sheets of Florida Savings Bancorp and Subsidiaries (the “Company”) at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

January 14, 2003

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except share amounts)

	At December 31,
	2002	2001
Assets
Cash and due from banks	$3,626	1,381
Interest-bearing deposits with banks	1,821	1,872

Total cash and cash equivalents	5,447	3,253
Time deposits	1,153	1,182
Securities available for sale	19,971	3,767
Loans, net of allowance for loan losses of $510 and $599	51,019	51,202
Loans held for sale	1,126	—
Real estate under development	2,638	1,579
Premises and equipment, net	1,401	808
Federal Home Loan Bank stock, at cost	375	295
Accrued interest receivable	453	341
Deferred tax asset	567	700
Other assets	431	220

Total assets	$84,581	63,347

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	7,095	2,853
Savings and NOW deposits	21,651	15,244
Money-market deposits	3,008	3,447
Time deposits	37,686	31,319

Total deposits	69,440	52,863
Federal Home Loan Bank advances	2,900	2,000
Convertible debentures	3,167	—
Other borrowings	1,459	1,292
Advance payments by borrowers for taxes and insurance	107	146
Official checks	679	472
Other liabilities	199	133

Total liabilities	77,951	56,906

Commitments and contingencies (Notes 5, 11 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value 3,500,000 share authorized 757,000 shares issued and outstanding	8	8
Additional paid-in capital	7,567	7,567
Accumulated deficit	(1,083)	(1,133)
Accumulated other comprehensive income (loss)	138	(1)

Total stockholders’ equity	6,630	6,441

Total liabilities and stockholders’ equity	$84,581	63,347

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except share amounts)

	Year Ended December 31,
	2002	2001
Interest income:
Loans	$3,361	3,661
Securities available for sale	494	342
Other interest-earning assets	111	242

Total interest income	3,966	4,245

Interest expense:
Deposits	1,722	2,526
Federal Home Loan Bank advances	120	132
Other	67	—

Total interest expense	1,909	2,658

Net interest income	2,057	1,587
Provision for loan losses	110	318

Net interest income after provision for loan losses	1,947	1,269

Noninterest income:
Service charges and fees on deposit accounts	255	149
Gains on sale of loans	69	—
Gain on sale of securities available for sale	—	16
Prepayment fees	113	69
Other	69	78

Total noninterest income	506	312

Noninterest expense:
Salaries and employee benefits	924	828
Occupancy and equipment expense	544	379
Advertising	92	61
Data processing	175	135
Other	618	430

Total noninterest expense	2,353	1,833

Earnings (loss) before income taxes (benefit)	100	(252)
Income taxes (benefit)	50	(98)

Net earnings (loss)	$50	(154)

Earnings (loss) per share, basic	$.07	(.20)

Earnings (loss) per share, diluted	$.12	(.20)

Weighted-average number of shares outstanding for basic	757,000	751,500

Weighted-average number of shares outstanding for diluted	828,978	751,500

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2002 and 2001

($ in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	735,000	$8	7,332	(979)	(3)	6,358

Comprehensive income (loss):
Net loss	—	—	—	(154)	—	(154)
Net change in unrealized loss on securities available for sale, net of tax of $1	—	—	—	—	2	2

Comprehensive income (loss)						(152)

Issuance of common stock	22,000	—	235	—	—	235

Balance at December 31, 2001	757,000	8	7,567	(1,133)	(1)	6,441

Comprehensive income:
Net earnings	—	—	—	50	—	50
Net change in unrealized loss on securities available for sale, net of tax of $83	—	—	—	—	139	139

Comprehensive income						189

Balance at December 31, 2002	757,000	$8	7,567	(1,083)	138	6,630

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$50	(154)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	149	104
Provision for loan losses	110	318
Deferred income taxes (benefit)	50	(98)
Net amortization of fees, premiums and discounts	70	138
Gain on sale of securities available for sale	—	(16)
Gain on sale of loans	(69)	—
Proceeds from the sale of loans held for sale	5,693	—
Originations of loans held for sale	(6,750)	—
Increase in accrued interest receivable and other assets	(323)	(95)
Increase (decrease) in official checks and other liabilities	273	(88)

Net cash (used in) provided by operating activities	(747)	109

Cash flows from investing activities:
Purchases of securities available for sale	(19,306)	(3,502)
Proceeds from the calls and maturities of securities available for sale	1,445	—
Proceeds from the sale of securities available for sale	125	5,648
Proceeds from repayments of securities available for sale	1,714	542
Purchase of Federal Home Loan Bank stock	(80)	(20)
Net decrease (increase) in loans	43	(9,676)
Net decrease (increase) in time deposits	29	(1,082)
Net increase in real estate under development	(1,059)	(987)
Purchase of premises and equipment	(742)	(57)

Net cash used in investing activities	(17,831)	(9,134)

Cash flows from financing activities:
Net increase in deposits	16,577	8,151
Proceeds from the sale of subordinated debentures	3,167	—
Federal Home Loan Bank advances	900	—
Net increase in other borrowings	167	1,292
Proceeds from issuance of common stock	—	235
Net decrease in advance payments by borrowers for taxes and insurance	(39)	(16)

Net cash provided by financing activities	20,772	9,662

Net increase in cash and cash equivalents	2,194	637
Cash and cash equivalents at beginning of year	3,253	2,616

Cash and cash equivalents at end of year	$5,447	3,253

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized of $95 and $104, respectively	$1,858	2,762

Income taxes	$—	—

Noncash transaction–
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$139	2

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2002 and 2001 and For the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. Florida Savings Bancorp (the “Holding Company”) owns 100% of the outstanding common stock of Florida Savings Bank (the “Bank”). The Bank is a federally-chartered savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety community banking services to businesses and individuals in Miami-Dade County, Florida. The Company has three additional subsidiaries, FSB Development Corp., FSB Insurance Agency, Inc. and FSB Properties, Inc. FSB Development Corp.’s primary business is the acquisition, construction, and sale of residential real estate. FSB Insurance Agency, Inc. was inactive at December 31, 2002 and 2001. FSB Properties, Inc. was incorporated in June 2001 and is currently inactive.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks, all of which mature within ninety days.

The Bank is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances at December 31, 2002 and 2001 were approximately $51,000 and $23,000, respectively.

Securities. Securities may be classified as trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. The Bank does not maintain any securities in a trading portfolio. Held-to-maturity securities are those which the Bank has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Loans. Loans management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

Premises and Equipment. Leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed on the straight-line basis over the estimated useful life of each type of asset.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding convertible debentures, computed using the “if converted” method.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, standby letters of credit and unused lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

Securities. Fair values for securities held to maturity and available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest Receivable. Book value approximates fair value.

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock is stated at redemption value which approximates fair value.

Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances. The fair value for the Federal Home Loan Bank advances is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Other Borrowings. The carrying amount of the line of credit approximates its fair value.

Convertible Debentures. The fair value is approximately the same as the carrying value.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148 Accounting for Stock-Based Compensation Transition and Disclosure (collectively “FASB No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings (loss), and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings (loss), are components of comprehensive income (loss).

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Comprehensive Income, Continued. The components of other comprehensive income and related tax effects are as follows (in thousands):

	Year Ended December 31,
	2002	2001
Holding gains (losses) on available-for-sale securities	$222	(13)
Gains realized in operations	—	16

Net unrealized gains	222	3
Tax effect	(83)	(1)

Net-of-tax amount	$139	2

Reclassifications. Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

(2) Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2002
Mortgage-backed securities	$11,628	183	(25)	11,786
U.S. Government and Agency securities	8,122	63	—	8,185

	$19,750	246	(25)	19,971

At December 31, 2001
Mortgage-backed securities	3,145	21	(23)	3,143
U.S. Government and Agency securities	623	1	—	624

	$3,768	22	(23)	3,767

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

The scheduled maturities of securities at December 31, 2002 are as follows (in thousands):

	Amortized Cost	Fair Value
Due from one-to-five years	$3,248	3,256
Due from five-to-ten years	3,375	3,400
Due in over ten years	1,499	1,529
Mortgage-backed securities	11,628	11,786

	$19,750	19,971

For the years ended December 31, 2002 and 2001, proceeds from the sales of securities available for sale amounted to $125,000 and $2,269,000. There were no gross realized gains or losses in 2002. Gross realized gains amounted to $16,000 in 2001.

(3) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2002	2001
Residential real estate	$24,412	29,172
Commercial real estate	7,649	8,090
Home equity loans	10,979	6,836
Commercial	3,805	2,598
Consumer	2,431	2,899
Construction	1,974	1,897

Total loans	51,250	51,492
(Subtract) add:
Allowance for loan losses	(510)	(599)
Net deferred loan fees and underwriting costs	279	309

Loans, net	$51,019	51,202

An analysis of the change in the allowance for loan losses follows (in thousands):

	2002	2001
Beginning balance	$599	281
Provision for loan losses	110	318
Charge-offs	(225)	—
Recoveries	26	—

Ending balance	$510	599

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarized the amount of collateral dependent impaired loans (in thousands):

	At December 31,
	2002	2001
Loan identified as impaired:
Gross loan with related allowance for losses recorded	$823	450
Less allowance on this loan	(30)	(225)

Net investment in impaired loans	$793	225

The average net investment in impaired loans and interest income recognized and received on this loan is as follows (in thousands):

	Year Ended December 31,
	2002	2001
Average net investment in the impaired loan	$367	244
Interest income recognized on the impaired loan	$—	4

Interest income received on the impaired loan	$—	4

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2002	2001
Nonaccrual loans	$1,327	620
Past due ninety days or more but still accruing	—	334

	$1,327	954

(4) Real Estate Under Development

FSB Development Corp. has purchased developed building lots and is constructing two single family homes on the lots. The components of real estate under development are as follows (in thousands):

	At December 31,
	2002	2001
Developed building lots	$979	979
Construction in progress	1,659	600

	$2,638	1,579

At December 31, 2002, estimated costs to complete construction are $20,000. Aggregate estimated sales prices are approximately $3.0 million.

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2002	2001
Leasehold improvements	$850	729
Furniture, fixtures and equipment	924	306

Total, at cost	1,774	1,035
Less accumulated depreciation and amortization	(373)	(227)

Premises and equipment, net	$1,401	808

The Company leases its office facility under an operating lease. The lease contains an escalation clause which provides for annual adjustments for the Company’s pro rata share of operating expenses as well as renewal options. Rent expense under the operating lease during the years ended December 31, 2002 and 2001 was $ 249,000 and $152,000 respectively. Future rentals over the remaining noncancellable lease terms are as follows (in thousands):

Year Ending December 31,	Amount
2003	$308
2004	187
2005	201
2006	206
2007	134
Thereafter	540

Total minimum lease payments	$1,576

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $12.4 and $15.1 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, a schedule of maturities of time deposits follows (in thousands):

Year Ending December 31,	Amount
2003	$30,180
2004	2,602
2005	1,608
2006	525
2007	2,771

$37,686

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Other Borrowings

The components of other borrowings are as follows (in thousands):

	At December 31,
	2002	2001
Construction loans	$1,459	692
Line of credit	—	600

	$1,459	1,292

In 2001, the Company, through its subsidiary, FSB Development Corp. entered into construction loans that provide up to $2,000,000 to be used for construction of single family homes. The loans bear interest at the prime rate (4.25% at December 31, 2002) and matured January 1, 2003. In December 2002, the loans were extended to June 1, 2003. The loans are collateralized by the single family homes currently under construction. Interest is payable monthly. All unpaid principal and interest are due at maturity. At December 31, 2002 and 2001, the total amount outstanding was approximately $1.5 million and $692,000, respectively. During the year ended December 31, 2002 and 2001, interest of $95,000 and $104,307, respectively was capitalized.

In addition, the Holding Company entered into a line of credit to provide up to $1.5 million including an interest reserve of $150,000 to be used as additional capital for its subsidiaries. The line bears interest as prime minus ½% (3.75% at December 31, 2002), is payable monthly and matures in 2003. The line is collateralized by 100% of the Bank’s stock. No amounts were outstanding at December 31, 2002. At December 31, 2001, $600,000 was outstanding.

(8) Federal Home Loan Bank Advances

Maturities and interest rates of advances from Federal Home Loan Bank of Atlanta (“FHLB”) consisted of the following ($    in thousands):

Maturity Year	Call	Interest Rate at	At December 31,
Ending December 31,	Date	December 31,	2002	2001
Current	N/A	1.0%	$900	—
2010	2001	5.92%	2,000	2,000

			$2,900	2,000

Certain of the advances are callable by the FHLB at the dates indicated and various dates thereafter. The advances are collateralized by a specific collateral lien requiring the Company to maintain qualifying first mortgage loans, all of the Bank’s FHLB stock, and securities available for sale with a carrying value of $2,151,000 and $3,143,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, $3.2 million in qualifying first mortgage loans were pledged as collateral. There were no loans pledged at December 31, 2001.

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Convertible Debentures

On August 5, 2002 and September 24, 2002, the Company issued $3.17 million in the aggregate of convertible debentures due March 31, 2009 (principal amount of $1,000 per debenture). The debentures pay interest at 4% and are convertible at the option of the holder at any time prior to maturity beginning one year after original issuance into the Company’s common stock at a conversion price of $11 per share. The convertible debentures are convertible into the Company’s common stock. The convertible debentures were issued pursuant a registration statement (Registration No. 333-84082) initially filed with the Securities and Exchange Commission on March 8, 2002 and declared effective on May 2, 2002, registering 5,000 convertible debentures ($5,000,000 aggregate offering amount). Pursuant to the convertible debentures, if an event of default has occurred, a holder may elect to accelerate the principal amount of each debenture, together with accrued but unpaid interest, so that the debentures will become immediately due and payable. An event of default is generally defined to include any default on the payment of the principal of or interest on any debenture, bankruptcy, default on indebtedness of more than $1.0 million and failure to comply with a convertible debenture holder’s conversion request. If an event of default has occurred or is continuing, the Company will be prohibited from declaring or paying any dividends on its common stock.

(10) Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001
Deferred:
Federal	$43	(84)
State	7	(14)

Total deferred	$50	(98)

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($    in thousands):

	2002		2001
	Amount	% of Pretax Earnings	Amount	% of Pretax Loss
Income taxes (benefit) at statutory rate	$34	34.0%	$(86)	(34.0)%
Increase resulting from:
State taxes, net of Federal tax benefit	5	5.0	(9)	(3.8)
Other	11	11.0	(3)	(1.1)

	$50	50.0%	$(98)	(38.9)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2002	2001
Deferred tax asset:
Organizational and preopening costs	$56	93
Allowance for loan losses	29	101
Net operating loss carryforwards	730	609
Other	15	22

Deferred tax assets	830	825

Deferred tax liabilities:
Accrual to cash adjustment	(147)	(120)
Premises and equipment	(33)	(5)
Unrealized gain on securities available for sale	(83)	—

Deferred tax liabilities	(263)	(125)

Net deferred tax asset	$567	700

At December 31, 2002, the Bank has the following net operating loss carryforwards available to offset future taxable income (in thousands):

Expiration
2018	$4
2019	1,119
2020	491
2021	294
2022	33

$1,941

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unused lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2002		At December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,447	5,447	3,253	3,253
Time deposits	1,153	1,153	1,182	1,182
Securities available for sale	19,971	19,971	3,767	3,767
Loans receivable	51,019	51,452	51,202	51,863
Loans held for sale	1,126	1,126	—	—
Accrued interest receivable	453	453	341	341
Federal Home Loan Bank stock	375	375	295	295
Financial liabilities:
Deposits	69,440	69,973	52,863	53,298
Federal Home Loan Bank advances	2,900	3,277	2,000	2,244
Other borrowings	1,459	1,459	1,292	1,292
Corporate debentures	3,167	3,167	—	—

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Financial Instruments, Continued

Standby letters of credit and unused lines of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk follows at December 31, 2002 (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$10,341	—	—

Standby letters of credit	$201	—	—

(12) Stock Options

The Company has granted options to purchase shares of the Company’s common stock. The options have a term of ten years and vest between four and five years. A summary of stock option transactions follows:

	Number of Shares	Per Share Option Price
Outstanding at December 31, 2000	59,500	$10
Options granted	58,750	10

Outstanding at December 31, 2001 and 2002	118,250	$10

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2002 and 2001 was 89 months and 101 months, respectively.

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price
Currently	65,500	$10
2003	21,750	10
2004	18,500	10
2005	12,500	10

	118,250	$10

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Stock Options, Continued

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2002	2001
Net earnings (loss), as reported	$50	(154)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	70	79

Proforma net loss	$(20)	(233)

Basic earnings (loss) per share:
As reported	$.07	(.20)

Proforma	$(.03)	(.31)

Diluted earnings (loss) per share:
As reported	$.12	(.20)

Proforma	$.04	(.31)

The fair value of each option granted in 2001 was $3.79. There were no options granted in 2002.

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:

2001
Risk-free interest rate	5.0%
Dividend yield	0%
Expected volatility	0%
Expected life in years	10 years

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Related Party Transactions

In the ordinary course of business, the Company has granted loans to and accepts deposits from principal officers and directors and their affiliates. These are summarized as follows (in thousands):

	Year Ended December 31,
	2002	2001
Loans:
Beginning balance	$112	—
Additions	75	112
Repayments	(77)	—

Ending balance	$110	112

Deposits at end of year	$524	404

(14) Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(15) Credit Risk

The Company grants the majority of its loans to borrowers throughout Miami-Dade County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Miami-Dade County, Florida.

(16) Regulatory Matters

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company.

The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2002 and 2001, the Bank met all capital adequacy requirements to which they are subject.

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Regulatory Matters, Continued

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2002:
Total capital to Risk-Weighted assets	$7,735	14.77%	$4,190	8.00%	$5,237	10.00%
Tier I Capital to Risk-Weighted Assets	7,226	13.80	2,095	4.00	3,142	6.00
Tier I Capital to Total Assets	7,226	8.97	3,222	4.00	4,028	5.00

As of December 31, 2001:
Total capital to Risk-Weighted assets	5,707	12.81	3,564	8.00	4,455	10.00
Tier I Capital to Risk-Weighted Assets	5,334	11.97	1,782	4.00	2,673	6.00
Tier I Capital to Total Assets	5,334	8.75	2,438	4.00	3,048	5.00

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations ($ in thousands, except per share amounts).

	Year Ended December 31,
	2002			2001
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$50	757,000	$.07	$(154)	751,500	$(.20)

Effect of dilutive securities-
Incremental shares from assumed conversion of debentures	51	71,978		—	—

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$101	828,978	$.12	$(154)	751,500	$(.20)

(18) Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2002	2001
Assets
Cash	$93	33
Time deposit	254	—
Investment in subsidiaries	7,810	5,961
Due from subsidiaries	1,240	881
Deferred tax asset	200	93
Other	265	76

Total assets	$9,862	7,044

Convertible debentures	3,167	—
Line of credit	—	600
Other liabilities	65	3
Stockholders’ equity	6,630	6,441

Total liabilities and stockholders’ equity	$9,862	7,044

(continued)

FLORIDA SAVINGS BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Parent Company Only Financial Information, Continued

Condensed Statements of Operations

	Year Ended December 31,
	2002	2001
Revenues	$32	44
Expenses	(192)	(119)

Loss before earnings (loss) of subsidiaries	(160)	(75)
Earnings (loss) of subsidiaries	210	(79)

Net earnings (loss)	$50	(154)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$50	(154)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(210)	79
Net increase in due from subsidiaries	(359)	(298)
Net increase in deferred tax asset	(107)	(45)
Net increase in other assets	(189)	(76)
Net decrease in other liabilities	62	(1)

Net cash used in operating activities	(753)	(495)

Cash flows from investing activities:
Investment in subsidiaries	(1,500)	(602)
Increase in time deposit	(254)	—

Net cash used in investing activities	(1,754)	(602)

Cash flows from financing activities:
Net (decrease) increase in line of credit	(600)	600
Proceeds from the sale of subordinated debentures	3,167	—
Proceeds from issuance of common stock	—	235

Net cash provided by financing activities	2,567	835

Net decrease in cash and cash equivalents	60	(262)
Cash and cash equivalents at beginning of the year	33	295

Cash and cash equivalents at end of year	$93	33

